Form 10-K
period 2020-12-31
Shattuck Labs, Inc.
filed 2021-03-16
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 14, 2020, the closing date of the registrant’s initial public offering, was approximately $553,524,346, based on the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has elected to use October 14, 2020 as the calculation date, as on the last business day of the registrant’s most recently completed second fiscal quarter there was no public market for the registrant’s common stock.
As of March 1, 2021, the registrant had 41,775,765 shares of common stock, $0.0001 par value per share, outstanding.

SHATTUCK LABS, INC.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to products and markets, and business trends and other information referred to under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts, and reflect our current views with respect to future events. Given the significant uncertainties, you should not place undue reliance on these forward-looking statements.
There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements expressed or implied in this Annual Report on Form 10-K. Such risks, uncertainties and other factors include, among others, the following risks, uncertainties and factors:
•the recent and ongoing COVID-19 pandemic and associated public health guidance measures;
•the timing of the initiation, progress, and expected results of our preclinical studies, our clinical trials and our research and development programs;
•our ability to retain the continued service of our key executives and to identify, hire, and retain additional qualified professionals;
•our ability to advance product candidates into, and successfully complete, preclinical studies and clinical trials;
•the timing or likelihood of regulatory filings and approvals;
•the commercialization of our product candidates, if approved;
•our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;
•the pricing, coverage, and reimbursement of our product candidates, if approved;
•the implementation of our business model, strategic plans for our business, and product candidates;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our technology platforms, including our ARC and GADLEN product candidates and other product candidates, including the defense of such intellectual property rights;
•our potential need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated;
•our ability to enter into strategic arrangements and/or collaborations and to realize the potential benefits of such arrangements;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•our estimates regarding the market opportunity for our product candidates, if approved;
•our estimates regarding expenses, capital requirements, and needs for additional financing and our ability to obtain additional capital;
•our financial performance; and
•developments relating to our competitors and our industry, including competing product candidates and therapies.
There may be other factors that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this Annual Report on Form 10-K, including factors disclosed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.
We caution you that the risks, uncertainties, and other factors referred to above and elsewhere in this Annual Report on Form 10-K may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for our management to predict all risks. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected.
Any forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date hereof and not of any future date, and we expressly disclaim any intent to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I.
In this Annual Report on Form 10-K, unless the context requires otherwise, references to “we,” “us,” “our,” “Shattuck Labs,” “Shattuck,” or the “company” refer to Shattuck Labs, Inc. Additionally, references to our “Board” refer to the board of directors of Shattuck Labs, Inc.
Item 1. Business
Overview
We are an innovative clinical-stage biotechnology company pioneering the development of dual-sided fusion proteins as an entirely new class of biologic medicine. We believe our approach has the potential to fundamentally transform the therapeutic modulation of the immune system. We have created a novel approach to immune-modulation by designing biologics with structural characteristics that are not achievable by existing therapeutic modalities. Compounds derived from our proprietary Agonist Redirected Checkpoint, or ARC, platform simultaneously inhibit checkpoint molecules and activate costimulatory molecules within a single therapeutic. Our initial product candidates are designed to be differentiated therapeutics addressing molecular targets that are well characterized and scientifically validated in immuno-oncology but are underexploited by current treatment modalities.
Our lead, wholly owned product candidate, SL-172154, has been rationally designed to simultaneously inhibit the CD47/SIRPα checkpoint interaction to restore an anti-tumor immune response and to activate the CD40 costimulatory receptor to bolster an immune response. We are currently conducting a Phase 1 clinical trial evaluating SL-172154 in patients with ovarian cancer and we expect to announce initial data from the dose-escalation portion of this trial in the second half of 2021. Additionally, we have initiated a second Phase 1 trial evaluating SL-172154 in patients with cutaneous squamous cell carcinoma, or CSCC, or head and neck squamous cell carcinoma, or HNSCC, and we expect to announce initial data from the dose-escalation portion of this trial in the first half of 2022. Our second product candidate, SL-279252, which is being developed in collaboration with Takeda Pharmaceuticals, or Takeda, has been rationally designed to simultaneously inhibit the PD-1/PD-L1 interaction and activate the OX40 receptor. We are evaluating SL-279252 in a Phase 1 clinical trial in patients with advanced solid tumors and lymphoma, and we expect to announce data from the dose-escalation portion of the trial in the second half of 2021. In addition to our clinical-stage ARC product candidates, we possess a deep pipeline of preclinical immuno-oncology product candidates. Longer-term, we are pursuing additional disease areas, including autoimmune diseases, where our dual-sided fusion protein platforms may provide advantages over current treatment modalities.
Cancer is characterized by the uncontrolled proliferation of abnormal cells. The immune system typically recognizes and eliminates abnormal cells. However, cancer cells have the ability to evade the immune system through the expression of checkpoint molecules, which ward off an anti-tumor immune response that would otherwise lead to elimination of cancer cells. In an effort to leverage the immune system to promote an anti-tumor response, researchers have developed checkpoint inhibitor therapies, including anti-CTLA-4, anti-PD-1, and anti-PD-L1 antibodies, which have represented a revolutionary milestone in the treatment of cancer. These therapies generate deep and durable responses, translating into meaningful clinical benefit and have become the cornerstone of treatment paradigms for many cancers. However, the clinical benefit is limited to a minority of patients. This limitation highlights the need for novel modalities that may benefit a greater number of patients, such as a compound that simultaneously inhibits checkpoint molecules while activating costimulatory molecules to generate a beneficial immune response.
Driven by an increasing understanding of tumor biology, it is now well-established that the activation of costimulatory molecules can generate a more effective immune response where current checkpoint inhibitors have failed. To date, there has been limited clinical success in combining the inhibition of checkpoints with the activation of trimeric costimulatory molecules. We believe these efforts have had limited success due to the structural mismatch between existing bivalent antibodies and the trimeric costimulatory receptors of the tumor necrosis factor, or TNF, receptor superfamily, such as CD40 and OX40. TNF activation and downstream signaling require the assembly of three receptor molecules, or trimerization. Existing bivalent antibodies can only bind to two TNF receptors and are thus unable to trimerize TNF receptors, leading to weak signaling. Additionally, administration of two separate antibodies, which distribute in the body independent of one another, does not guarantee colocalization of their mechanisms of activity.
Our proprietary ARC platform is designed to overcome the limitations of existing bivalent antibodies. ARC compounds consolidate checkpoint blockade and immune costimulation within a single therapeutic. Additionally, ARC compounds possess a structure that matches the native structure of the target receptors and colocalizes both mechanisms of activity within the immune synapse to promote a coordinated immune response. As shown in Figure 1 below, one end of the ARC compound consists of a checkpoint receptor domain and the opposite end consists of a TNF ligand domain, connected by an optimized, proprietary scaffold such as an Fc domain. We design ARC compounds to self-assemble into a hexameric structure, as shown in Figure 1 below, comprising six distinct checkpoint receptor domains and six distinct TNF ligand domains, which form two trimerized costimulatory ligand domains. The hexameric structure of an ARC compound facilitates clusters of binding domains thus leveraging the strength of multiple individual binding interactions, known as affinity, into a greater collective strength of all binding interactions, known as avidity.
Figure 1—Structural Properties of ARC Compounds
The unique dual-sided structure of our ARC compounds allows us to simultaneously and effectively target a wide array of pathways for the creation of a deep and differentiated product pipeline. We utilize our understanding of disease pathology and immune dysfunction to identify pairings of optimal domains. Initially, our efforts are concentrated on three broad target families:
•Immune Checkpoints. Immune checkpoints include a variety of receptor/ligand pairs that inhibit immune responses and are utilized by many cancers as a defense against anti-tumor immune responses. The blockade of immune checkpoints, such as CD47/SIRPα, PD-1/PD-L1, and TIGIT/PVR, has the potential to restore anti-tumor immune responses and improve survival in cancer patients.
•TNF Superfamily. The TNF superfamily consists of multiple structurally related receptors, such as CD40, OX40, 4-1BB, DR5, CD30, LTßR, and HVEM, as well as ligands that orchestrate the induction, magnitude, quality, and duration of immune responses. Individual TNF receptor/ligand pairs exhibit distinct expression patterns on immune cell subsets and can fine-tune both myeloid cell- and lymphocyte-mediated immunity.
•Cytokines. Cytokines, chemokines, and interleukins include a broad range of soluble molecules that control a wide array of biological responses, including inflammation and immunity. We believe our platform’s ability to block or activate these pathways, including CSF1R/CSF1/IL-34 and TGFBR2/ TGF-ß and specific cytokines, expands our addressable target universe and potential therapeutic indications.
While therapeutic inhibition of immune checkpoints has been shown to improve overall survival in a minority of cancer patients, combining immune checkpoint blockade with activation of TNF superfamily receptors, or modulation of cytokines may deepen responses and increase the number of cancer patients that benefit from immunotherapy.
We believe that the following features represent the key advantages offered by compounds developed with the ARC platform:
•Matching Native Structure of TNF Receptors. TNF receptors and ligands require trimerization, or assembly into groups of three, for efficient signaling. A hexameric ARC compound contains two trimerized TNF ligand domains, which directly activate trimeric TNF receptors, thus overcoming the structural limitations of bivalent antibodies.
•Target Specificity, High Affinity, and High Avidity. ARC compounds incorporate twelve distinct binding domains, six for each of the two targets, enabling high-avidity and durable binding to specific cell surface targets.

•Replacing Tumor Immune Evasion with Potent Immune Stimulation. ARC compounds are designed to simultaneously reverse a tumor’s immune evasion and amplify anti-tumor immune responses locally within the tumor microenvironment. In preclinical models, the ability of our ARC compounds to colocalize checkpoint inhibition and costimulation demonstrated superior anti-tumor response as compared to the administration of separate antibody therapies.
•Versatility. Modularity of the ARC platform enables production of thousands of potential therapeutic candidates across oncology, autoimmune diseases, and other disease areas.
•Speed from Concept to Compound to Clinic. The ARC platform allows for a significantly compressed development timeline from “Concept to Compound to Clinic,” which has enabled us to generate over 300 unique, dual-sided fusion proteins and two clinical-stage assets in less than four years.
•Accelerated Lead Selection Process. We are able to identify and select optimal therapeutic constructs during the design and discovery phase of product candidate development through the rational pairing of optimized domains, enabling the efficient transition from discovery to the clinic. The rapid development path of ARC compounds permits systematic and simultaneous comparison of multiple ARC compound variants prior to lead selection.
We believe these collective advantages create the potential for the capital-efficient identification and pursuit of differentiated product candidates.
We are also leveraging our expertise and intellectual property to build novel platforms beyond our ARC platform, where dual-sided fusion proteins may provide advantages over existing therapeutic antibodies. One such platform is our Gamma Delta T Cell Engager platform, known as GADLEN. A majority of T cells in the human body bear an alpha beta T cell receptor, which recognizes tumor antigens via major histocompatibility complex, or MHC, molecules. Some cancer cells reduce the expression of MHC molecules, rendering those cancer cells invisible to most alpha beta T cells. Gamma delta T cells represent approximately 2% to 5% of the total T cell population and, unlike alpha beta T cells, are not dependent on MHC molecules to recognize and kill tumor cells. The therapeutic utilization of gamma delta T cells represents a novel approach for the treatment of cancer. This approach may be particularly beneficial in targeting tumors that are not addressable by alpha beta T cells. Additionally, as immunotherapies that stimulate alpha beta T cell-dependent immune responses are increasingly utilized across cancer treatment paradigms, the proportion of patients who may become refractory to alpha beta T cell-mediated therapies will also increase over time, creating an absence of effective treatment options that may be addressed by the utilization of gamma delta T cells.
While we believe compounds developed with our ARC and GADLEN platforms may provide significant key advantages, we are in an early stage of development using novel technologies and cannot assure you that our approach will lead to the development of marketable products. For example, SL-279252 is in Phase 1 development and although data as of February 3, 2021 has shown it has been well tolerated, with no dose-limiting toxicities observed, additional data from any of our dual-sided fusion protein product candidates may result in unanticipated safety and efficacy outcomes or unexpected biological interactions that could delay or prevent their development. Moreover, we are aware that others have experienced limited clinical success when attempting to combine the inhibition of checkpoint molecules with the activation of trimeric costimulatory molecules. We believe this limited success is attributable to a structural mismatch between the bivalent antibodies and trimeric costimulatory receptors, which we have attempted to address in the design of our ARC platform compounds.
Our Pipeline
We are leveraging our proprietary ARC and GADLEN platforms to discover and develop dual-sided, bi-functional fusion protein product candidates. We own or have exclusively licensed the intellectual property rights to our product candidates.
The following table highlights our two clinical-stage assets that have been derived from our ARC platform:

Our lead product candidate, SL-172154, simultaneously inhibits CD47 and activates the CD40 receptor. We believe SL-172154 has the potential to offer a differentiated approach to targeting CD47. Other approaches solely focus on activating the innate immune system by blocking the CD47 macrophage “don’t eat me” signal. In addition to inhibiting CD47, SL-172154 is designed to bridge the innate and adaptive immune response by subsequently activating CD40 signaling to upregulate antigen presentation machinery. In preclinical studies of SL-172154, we observed superior tumor rejection as compared to CD47 and CD40 antibodies, a durable receptor occupancy, a dose-dependent lymphocyte migration into lymphoid tissues and no occurrence of anemia. We are conducting a Phase 1 clinical trial of SL-172154 administered by intravenous injection in patients with ovarian, fallopian tube, and peritoneal cancers, referred to collectively as ovarian cancer, and we expect to announce initial data from the dose-escalation portion of this trial in the second half of 2021. We are also conducting a second Phase 1 clinical trial of SL-172154 administered by intratumoral injection in patients with CSCC or HNSCC and we expect to announce initial data from the dose-escalation portion of this trial in the first half of 2022. These tumors were selected due to their particularly high expression of CD47, a high presence of macrophages in the tumor microenvironment, a lack of effective treatment options for these indications, and rational combination strategies.
Our second product candidate, SL-279252, being developed in collaboration with Takeda, simultaneously inhibits PD-1 and activates the OX40 receptor. We believe SL-279252 has the potential to offer a differentiated approach to targeting PD-1 and OX40, as compared to existing antibody therapies, either as individual monotherapies or in combination. To date, antibodies targeting OX40 have not demonstrated sufficient efficacy in clinical trials, a result that we believe is due to a structural mismatch between bivalent antibodies and trimeric OX40 receptors. The unique hexameric structure of SL-279252 is designed to more effectively bind to and activate OX40 receptors, leading to optimized signaling and resulting in T cell activation and proliferation. Together, these properties are intended to replace PD-L1-mediated immune inhibition with OX40 costimulation to synergistically enhance anti-tumor response. In preclinical models, compared to the combination of anti-PD-1 and OX40-agonist antibodies, SL-279252 demonstrated superior tumor reduction and lymphocyte proliferation and migration to tissues. Our ongoing Phase 1 trial is evaluating SL-279252 in patients with advanced solid tumors and lymphoma. We expect to announce data from the dose-escalation portion of this trial in the second half of 2021. Takeda has an exclusive option to license SL-279252 prior to initiation of a Phase 2 clinical trial.
In addition to our lead product candidates, we have an extensive discovery pipeline consisting of over 300 unique fusion proteins that we have manufactured and characterized in both in vitro and in vivo studies. We intend to nominate additional lead candidates in oncology, as well as autoimmune disease, to further broaden our pipeline. In accordance with our prioritization strategy, we intend to develop these compounds as data emerge that clinically validate the targets. Our long-term plan also includes the development of product candidates for novel targets. We plan to nominate clinical product candidates from our ARC or GADLEN platforms. We anticipate submitting an additional Investigational New Drug Application, or IND, in both 2021 and 2022.

The following table highlights the preclinical programs from which we may select our next clinical candidates to be developed independently or in collaboration with a partner:
Our Team
Our management team and Board possess decades of experience in cancer immunotherapy, autoimmune disease, targeted therapeutics, protein engineering, biologics manufacturing, clinical development, regulatory strategy, and commercialization. Members of our team were involved with, or led, drug development programs leading to the approval of drugs including Votrient, Tafinlar, Mekinist, Enbrel, Nucala, Valtrex, Arranon, Tykerb, Avastin, Revlimid, Pomalyst, and others. Our team members have held senior leadership positions at leading companies including GlaxoSmithKline, Celgene, Pfizer, Novartis, Takeda, Alexion, Medarex, Amgen, Merck KGaA, OSI Pharmaceuticals, and Reata Pharmaceuticals.
Our Strategy
Our goal is to become the world leader in the discovery, development, and commercialization of dual-sided, bi-functional fusion proteins for the treatment of cancer and autoimmune diseases. We plan to achieve this by utilizing our proprietary ARC and GADLEN platforms to create novel therapeutics to treat patients who lack effective treatment options. Key elements of our strategy include:
•Rapidly advancing our clinical-stage ARC product candidates, SL-172154 and SL-279252, through clinical development and marketing approval. SL-172154, our lead wholly owned program, is currently in a Phase 1 trial for the treatment of ovarian cancer. We are also conducting a second Phase 1 trial for the treatment of CSCC and HNSCC. We expect to announce initial data from the dose-escalation portion of the SL-172154 trial in patients with ovarian cancer in the second half of 2021 and initial data from the dose-escalation portion of the SL-172154 trial in patients with CSCC or HNSCC in the first half of 2022. We intend to study SL-172154 in hematologic malignancies and further development may include other solid tumors. SL-279252, which we are developing in collaboration with Takeda, is also in a Phase 1 trial for the treatment of advanced solid tumors and lymphoma. We expect to announce data from the dose-escalation portion of the SL-279252 trial in the second half of 2021. If the data obtained in these trials are highly compelling, accelerated registration paths and other regulatory designations will be discussed with regulatory agencies. However, any such determination will be made in the sole discretion of such regulatory agencies and there can be no guarantee that any of our product candidates will be granted a differentiated regulatory path or designation.
•Leveraging our ARC and GADLEN platforms to rapidly advance additional product candidates into clinical development. Our platforms allow us to rapidly identify and develop pipeline product candidates. Since our inception in 2016, we have generated more than 300 unique, dual-sided fusion proteins. Our initial focus is on targets that are well characterized and scientifically validated in immuno-oncology but are underexploited by current treatment modalities. Longer-term, we plan to pursue novel targets in immuno-oncology and also pursue additional diseases areas, including autoimmune diseases, where our dual-sided fusion proteins may provide advantages as compared to current treatment modalities.
•Continuing to augment our fusion protein manufacturing capabilities. We are pioneers in the field of therapeutic bi-functional fusion proteins. Manufacturing these biologic drugs involves substantial internally-developed know-how and trade secrets. To date, we have invested major resources in the development and optimization of our purification process, as well as other aspects of the manufacturing process. We intend to continue investing in our internal manufacturing capabilities so as to provide sufficient supply for our clinical trials and eventually scale production up to meet commercial requirements. The continual improvement of our manufacturing capabilities will be important to driving efficiency, maintaining high standards of quality control, and ensuring that investigators, physicians, and patients have adequate access to our products, once approved.
•Collaborating with leading biopharmaceutical companies. Similar to our collaboration agreement with Takeda, we intend to broaden the global reach of our bi-functional fusion protein platforms by selectively collaborating with leading biopharmaceutical companies. We intend to retain significant economic and commercial rights to our programs in key geographic areas that are core to our long-term strategy.
•Deepening our intellectual property portfolio to continue to protect our platform technologies and product candidates. We have built a global intellectual property portfolio consisting of patents and patent applications, trade secrets, trademarks, and know-how to protect the product candidates developed from our bi-functional fusion protein platforms. We plan to expand our intellectual property portfolio as we continue to advance and develop existing product candidates and platforms, as well as create novel platform technologies.
•Building on our culture of R&D excellence and continuing to out-innovate ourselves. Our people, and the culture that we foster, have been instrumental to our success. We have assembled a world-class team of professionals whose track records include the successful development of several commercial products at major biopharmaceutical companies. The expertise that we have assembled has enabled us to develop two novel platforms to date and will allow us to maintain our leadership position in the field of bi-functional fusion proteins.
Overview of Immuno-oncology Therapeutics
Over the past decade, a growing understanding of the molecular mechanisms that allow cancer cells to evade detection by the immune system has led to the advent of immuno-oncology, a treatment paradigm that seeks to stimulate or supplement a person’s own immune system to selectively attack cancer cells. Immune responses are initiated through antigen presentation by innate immune cells, including macrophages, and dendritic cells. The ensuing adaptive immune response is mediated by T cells. Both innate and adaptive immune responses are governed by the balance of signals that inhibit the immune response, or checkpoint pathways, and signals that accelerate the immune response, or costimulatory pathways. Checkpoint inhibition is focused on releasing the “brakes” on the immune system to allow T cells to recognize and eradicate tumors. In certain types of tumors, checkpoint inhibitors have demonstrated higher response rates, improved overall survival, and a better safety profile as compared to other available treatments. One subset of checkpoint inhibitors, PD-1 inhibitors, achieved $19.4 billion in global sales in 2019 and are expected to garner over $36.0 billion in global annual sales by 2024.
Checkpoint inhibitors have demonstrated clinical benefit for a subset of cancer patients, but there remains room for improvement. It is estimated that less than 13% of all cancer patients in the United States respond to checkpoint inhibitors. Approximately 44% of U.S. patients with cancer are eligible for checkpoint inhibitor therapies and only 28% of these patients respond to therapy, underscoring the lack of effective treatment options. Multiple mechanisms contribute to preventing anti-tumor activity and, consequently, it is critical to simultaneously modulate several immune processes in order to circumvent the various adaptations tumors employ to evade the immune system. One such approach has been to activate costimulatory molecules in combination with checkpoint inhibition. One prominent class of costimulatory molecules is the TNF superfamily, which includes many receptors such as CD40 and OX40. The diversity of receptors within the TNF superfamily allows the immune system to fine-tune the magnitude, quality and duration of specific immune responses. This diversity can be leveraged to purposefully build therapeutics to modulate the specific TNF pathways which are most relevant for the underlying disease biology.
While many TNF receptor agonist antibodies have been developed and tested in human clinical trials, most have been discontinued after Phase 1 testing and only in a rare instance have they advanced to pivotal studies. As shown in Panel A of Figure 2 below, activation of TNF receptors, such as OX40, and downstream signaling requires the assembly of three receptor molecules, or trimerization. As shown in Panel B of Figure 2 below, there is a structural mismatch between bivalent antibody therapeutics and trimeric TNF receptors. Traditional bivalent antibodies can only bind to two TNF receptors and are thus unable to individually trimerize a TNF receptor, leading to weak signaling of TNF pathways. In order for TNF receptor agonist antibodies to trimerize a TNF receptor, multiple antibodies must be cross-linked through Fc receptors located on accessory cells. This mechanism becomes less effective at increasing antibody doses due to saturation of TNF receptors and Fc receptors independently of each other. Consequently, there is no free Fc receptor available to cross-link the TNF receptor bound antibody. This effect manifests in clinical trials as an atypical dose-response relationship. As shown in Panel C of Figure 2, ARCs are designed to self-assemble two sets of TNF trimers which induces trimerization of TNF receptor targets and drive a costimulatory signal.
Figure 2—Antibody Therapies Lead to Inefficient TNF Pathway Activation

Additionally, expression levels of TNF superfamily receptors fluctuate throughout the course of a patient’s immune response and vary from patient to patient. For example, OX40 could be expressed in 2% of a patient’s T cells prior to inducing an immune response, but could rise to 25% of T cells shortly following induction of an immune response. Effective trimerization of a TNF receptor such as OX40 requires a sub-saturating dose of an existing TNF receptor antibody in order to avoid ineffective signaling. However, an optimal sub-saturating dose cannot be accurately determined given the fluctuation of TNF receptor expression throughout the course of a patient’s immune response and the variation in TNF receptor expression from patient to patient. The need remains for a molecule that does not require exogenous Fc receptor-mediated cross-linking in order to induce trimerization of TNF receptor targets and drive a costimulatory signal.
Our ARC Platform
Our proprietary Agonist Redirected Checkpoint, or ARC, platform has the potential to create therapeutics that can dramatically change the way we treat cancer and other diseases. We developed the ARC platform to address the need for a single therapeutic that consolidates multiple immune functions. Compounds developed from our ARC platform simultaneously block immune checkpoint receptors and activate costimulatory molecules.
Structure of an ARC Compound
We designed the ARC platform as a modular scaffold wherein three principal components are fused together, comprising a human Type 1 extracellular domain protein, an optimized, proprietary Fc domain, and a human Type 2 extracellular domain protein. A vector carrying a sequence of the dual-sided construct is then transfected into mammalian cells, which are used as the ARC production cell line. Once purified, the proteins secreted by the cell then self-assemble via a step-wise process, first dimerizing via disulfide bonds in the Fc domain, followed by trimerization on the costimulatory factor ligand domains, as shown in Figure 3 below.

Figure 3—Assembly Process for ARC Compounds
As shown on the left in Figure 4 below, these components form a compound with a unique hexameric structure, incorporating six distinct binding domains for each of two targets, for a total of twelve binding sites. This property endows each ARC compound with the ability to bind multiple targets with higher affinity and avidity than is achievable by antibody-based therapeutics. The image on the right in Figure 4 below provides a high-resolution electron micrograph representing a birds-eye view of SL-279252, with the six white spots representing each of the six OX40L binding domains of the compound.
Figure 4—Structure of the ARC Compound SL-279252
The functional domains of ARC compounds are derived from native human proteins, rather than antibody binding domains. This enables the rapid generation of new constructs, given that the starting template for distinct ARC compounds is the human genome. Therefore, an ARC compound can be taken from the conception stage to a manufactured purified protein in approximately six weeks, whereas it can take approximately six months to reach the same stage for an antibody therapeutic candidate. This rapid reduction in discovery processing time, has allowed us to generate more than 300 unique, dual-sided fusion proteins.
Despite the strong scientific rationale for activating the TNF receptor superfamily for the treatment of cancer, clinical trials evaluating existing bivalent antibodies have failed to demonstrate meaningful clinical benefit, which we believe is due to the structural mismatch between bivalent antibodies and the native trimeric structure of TNF receptors. As shown in Figure 5 below, the hexameric structure of our ARC compounds uniquely allows for effective binding and activation of trimeric receptors without the need for Fc receptor-mediated cross-linking.

Figure 5—ARC Compounds Uniquely Facilitate Trimerization
Beyond its unique ability to effectively activate the TNF receptor superfamily, we believe the ARC compound possesses several additional advantages over existing antibody therapeutics. Unlike IgG and IgM antibodies, which can only bind to a single target, an ARC compound can bind to two distinct targets. While bispecific antibodies can also bind to two unique targets, they do so in a monovalent fashion, whereas ARC compounds can do so in a multivalent fashion. The hexameric structure of an ARC compound represents a differentiated approach, including two sets of six binding domains, allowing for high-avidity binding to two distinct targets. The ARC platform thus enables the synergistic colocalization of checkpoint blockade and costimulatory molecule activation, which has been shown in vitro and in vivo to be superior on several measures to co-administration of two separate bivalent antibodies or single-sided fusion proteins.
Figure 6 below compares our ARC compound with several antibody formats, including IgG antibodies, bispecific antibodies, and IgM antibodies:

Figure 6—Comparative Attributes of Antibodies and ARC Compounds
Hexameric Structure and Checkpoint/Costimulatory Colocalization of ARC Compounds Provide Enhanced Anti-Tumor Activity Compared to Existing Antibodies
We employ a rigorous preclinical framework designed to help us select only the most promising product candidates for clinical development. Before advancing an ARC product candidate into clinical development, both human and mouse variants for each product candidate are generated and systematically evaluated in parallel through a battery of analytical assays, comparing the anti-tumor activity of an ARC product candidate to antibodies targeting the same pathways in head-to-head in vitro and in vivo animal studies. For example, as shown in Figure 7 below, we evaluated the anti-tumor activity of murine SIRPα-Fc-CD40L in the left panel, and murine PD-1-Fc-OX40L in the right panel, against antibodies targeting the same pathways. Individual mice with rapidly growing tumors were treated with checkpoint blocking antibodies and costimulatory agonist antibodies, either alone or in combination, in comparison with the corresponding ARC compounds. The dosing regimen was fixed in these studies across all groups to facilitate a controlled comparison of the efficacy of each treatment. These results demonstrate that ARC compounds were able to control tumor growth in mice to a greater degree than the corresponding existing antibodies, either alone or in combination. The primary columns in Figure 7 below represents the number of mice that rejected the primary tumor. The re-challenge columns in Figure 7 below represents the number of mice that rejected the primary tumor and were also capable of rejecting a second tumor challenge without repeat treatment. For example, of the five mice that rejected their primary tumors after treatment with murine SIRPα-Fc-CD40L, three had demonstrated a durable, adaptive immune response by rejecting a second tumor challenge without the administration of an additional dose. We believe the superior tumor control in mice treated with ARC compounds is due to the colocalization of a trimerized TNF ligand to the site of checkpoint blockade and is a distinguishing characteristic that we expect will be observed across the platform.

Figure 7—ARC Compounds Show Significantly Enhanced Anti-Tumor Activity as Compared to Antibody Controls
Once we have established the anti-tumor activity of an ARC product candidate, the next phase of preclinical development consists of additional in vitro studies further comparing the ARC product candidate against benchmark antibodies targeting the same pathways. For example, we used a standard potency assay previously used to support the approval of anti-PD-1 antibodies. This assay compared the amount of interleukin-2, or IL-2, secreted by lymphocytes following treatment with staphylococcal enterotoxin B, or SEB, a bacterial toxin, in the presence of SL-279252 and other anti-PD-1 or OX40 agonist antibodies. Secretion of IL-2 by human lymphocytes is an indicator of adaptive immune activation. As shown in Figure 8 below, when primary human lymphocytes were exposed to the anti-PD-1 antibodies nivolumab and pembrolizumab in the presence of SEB, both anti-PD-1 antibodies stimulated a dose-dependent increase in the concentration of IL-2 in the cell cultures. In contrast, tavolixizumab, an OX40 agonist antibody, did not stimulate an increase in the concentration of measured IL-2 in the cell cultures, and did not increase the quantity of IL-2 secretion stimulated by nivolumab or pembrolizumab alone. We believe the lack of activity of tavolixizumab in this assay is due to the dependence of the antibody on Fc receptor mediated cross-linking for activity. SL-279252 also stimulated dose-dependent increases in the concentration of IL-2 secreted by human lymphocytes in the cultures, and a higher concentration of IL-2 was observed in cultures treated with SL-279252 than with nivolumab or pembrolizumab. These data indicate that SL-279252 is a more potent stimulator of IL-2 secretion by human lymphocytes as compared to nivolumab or pembrolizumab. In addition to the two assay systems described above, we utilize a multitude of other criteria to further assess preclinical safety and efficacy.

Figure 8—In Vitro Potency Assay for PD-1 Biologics
Primary human peripheral blood mononuclear cells, or PBMC, were harvested and treated with SEB and SL-279252 and benchmark antibody controls. Because antibodies contain two target binding domains, molar comparisons to ARC compounds were made on the basis of a matched number of ARC binding sites, using the molecular weight of a dimeric ARC.
Once ARC product candidates demonstrate superior performance as compared to the relevant antibody comparators in both mouse tumor models and human in vitro assays, we may advance our ARC product candidates to studies in non-human primates, or NHP. To date, we have evaluated eight different ARC compounds in NHP and have observed unique on-target activity between ARC compounds. As an example, NHP treated with SL-172154 were observed to have dose-dependent migration of CD40+ lymphocytes from the peripheral blood into secondary lymphoid organs including the lymph nodes and spleen. We observed extensive expansion of lymphoid-rich cells in the spleen from a NHP treated with SL-172154 as compared to a control from the same study. In contrast to SL-172154, NHP treated with SL-279252 were observed to have dose-dependent migration of lymphocytes to the liver, gastrointestinal tract, and lungs. In addition, we observed infiltration of both local lymph nodes and the areas surrounding blood vessels in the lung of a NHP treated with SL-279252, as compared to a control animal from the same study. To our knowledge, similar observations have not been reported in NHP studies utilizing TNF-agonist antibodies. We believe these observations, which were accompanied by serum cytokine changes, provide evidence of on-target biology driven by ARC compound-mediated stimulation of CD40 or OX40.
We believe that by systematically evaluating ARC compounds targeting clinically validated checkpoints through a series of preclinical studies comparing ARC compounds to the relevant benchmark antibodies, we are able to prioritize ARC product candidates that are best positioned to provide a clinical benefit.
Versatility of the Platform
The modularity of our dual-sided fusion protein platforms, including our ARC platform, facilitates a vast repertoire of potential dual-sided fusion proteins that can be synthesized and developed. In the human genome, there are more than 1,400 Type 1 membrane proteins, which are characterized by an extracellular amino terminal domain, and more than 450 Type 2 membrane proteins, which are characterized by an extracellular carboxy terminal domain. ARC compounds are assembled from any combination of Type 1 and Type 2 membrane proteins and, therefore, have significant diversity, with more than 630,000 possible combinations. Within this vast set of possible combinations, we have chosen to focus initially on three classes of targets that have already shown significant clinical relevance for the treatment of cancer comprising immune checkpoints, the TNF superfamily, and cytokines. We utilize our understanding of disease pathology and immune dysfunction to identify pairings of optimal targets within a single therapeutic.
Examples of notable targets that we are currently utilizing, or may in future elect to utilize, our ARC compounds are described in the table below.

Potential Targets for ARC Compounds
In addition to targeting immune checkpoints and TNF superfamily receptors, we are also targeting cytokines, which are largely responsible for promoting and regulating an immune response. Cytokines are proteins synthesized and secreted by immune cells and which mediate immune stimulation or suppression, thereby driving autoimmune diseases and participating in immune evasion and progression of cancers. In cancer, cytokines such as IL-2 and interferons have been shown to stimulate antitumor immune response, whereas cytokines such as TGF-ß, CSF1, and IL-34 have been shown to promote tumor progression. In autoimmune diseases, IL-6 and TNFa are highly implicated in disease development and progression. We have leveraged the versatility of our ARC platform to construct ARC compounds that target cytokines implicated in cancer as well as cytokines implicated in autoimmune diseases. For example, SL-115154 binds soluble CSF1 and IL-34 and simultaneously activates CD40 receptors. Some of our early-stage product candidates bind TGF-ß and simultaneously activate a variety of costimulatory receptors. Similar to our cancer product candidates, our autoimmune product candidates are designed to influence disease pathways by simultaneously trapping inflammatory signals and promoting immunosuppressive functions.
Our GADLEN Platform
Our expertise in engineering dual-sided, bi-functional fusion proteins has enabled the development of our Gamma Delta T Cell Engager, or GADLEN, platform to leverage gamma delta T cells for the treatment of cancer. We expect to nominate a lead product candidate from our GADLEN platform in 2021 to support our clinical-stage pipeline in 2022 and beyond.
The therapeutic utilization of gamma delta T cells represents a novel approach for the treatment of cancer. This approach may be particularly beneficial in targeting tumors that are not addressable by alpha beta T cells. Additionally, as immunotherapies that stimulate alpha beta T cell-dependent immune response are increasingly utilized across cancer treatment paradigms, we expect the proportion of patients who will become refractory to alpha beta T cell-mediated therapies will also increase over time, creating an absence of effective treatment options that may be addressed by the utilization of gamma delta T cells.
A majority of T cells in the human body bear an alpha beta T cell receptor, which recognizes tumor antigens presented on major histocompatibility complex, or MHC, molecules. Some cancer cells reduce the expression of MHC molecules or tumor antigens, rendering those cancer cells invisible to most alpha beta T cells. The predominant gamma delta T cell population in the peripheral blood expresses the V gamma 9 / V delta 2 T cell receptor, and is activated by a heterodimer consisting of butyrophilin 2A1 and butyrophilin 3A1. In other tissues and tumors, however, the most abundant gamma delta T cells express other V gamma and V delta T cell receptor chains, and are activated by distinct butyrophilin heterodimers. For example, where traditional T cell engager therapeutics targeting CD3 may indiscriminately activate T cells systemically, we believe that gamma delta T cell engagers may allow for the specific activation of tissue-resident gamma delta T cell subsets with a potentially improved safety profile in comparison to CD3-directed T cell engagers. Our GADLEN platform has the potential to expand the range of addressable indications for cancer immunotherapy and treat historically difficult to treat patients. We have leveraged our expertise in engineering dual sided bi-functional fusion proteins to develop a suite of heterodimerized butyrophilin proteins connected to antigen-targeted single chain antibody fragments.
GADLEN compounds are comprised of two distinct fusion protein chains, and an engineered Fc linker domain that facilitates heterodimerization between the two chains. As shown in the left panel of Figure 9 below, the assembled GADLEN compound contains the extracellular domains of heterodimerized butyrophilin proteins on one side and is linked to tumor antigen specific single chain antibody fragments on the opposite side. The gamma delta T cell receptors recognize and are activated by specific butyrophilin protein heterodimers. Thus, the GADLEN construct is designed to facilitate targeting of specific gamma delta T cells to tumor cells expressing a defined antigen, as shown in the right panel of Figure 9 below.

Figure 9—GADLEN Platform Overview
To demonstrate the feasibility of the GADLEN approach, a murine GADLEN construct was developed incorporating a butyrophilin 1, or BTNL1, and butyrophilin 6, or BTNL 6, heterodimer and an scFv domain targeting the CD19 antigen. In both mice and humans, gamma delta T cells represent approximately 2% to 5% of the total T cell population, as shown in Figure 10 in a murine model. We treated mice on Days 0, 3, and 6 with the murine GADLEN, mBTNL1/6-Fc-CD19scFv. We observed dose-dependent expansion of the endogenous gamma delta T cell compartment to approximately 12% of all T cells 24 hours after the second treatment. Concurrent with expansion, mBTNL1/6-Fc-CD19scFv also caused activation of murine gamma delta T cells, as demonstrated by upregulation of the CD69 activation marker, shown in Figure 10. Murine B cells express CD19, and therefore were a potential target of gamma delta T cells following treatment with mBTNL1/6-Fc-CD19scFv. Accordingly, we observed depletion of the endogenous B cell compartment concurrent with gamma delta T cell expansion and activation following treatment with mBTNL1/6-Fc-CD19scFv, as shown in Figure 10. Importantly, when mice with established CD19+ tumors were treated with mBTNL1/6-Fc-CD19scFv, dose-dependent reduction in tumor growth and rejection was observed. We believe these studies indicate that GADLEN compounds enable therapeutic modulation of gamma delta T cells in vivo, and that GADLEN compounds may be designed to activate tissue-restricted populations of endogenous gamma delta T cells to target specific tumor antigens in both solid and liquid tumors.
Figure 10—Dose Dependent Gamma T Cell Expansion, Activation, and Killing Activity Following Administration of the GADLEN Compound mBTNL1/6-Fc-CD19scFv
Our ARC Product Candidates
We believe the collective advantages of our ARC platform, and our internal capabilities and scientific expertise allow for the capital-efficient identification and pursuit of differentiated product candidates. Our lead product candidates, SL-172154 and SL-279252, are designed to address molecular targets that are well-characterized and clinically validated in immuno-oncology, but are under-exploited by current treatment modalities.
SL-172154: A Dual CD47/SIRPα Blocking and CD40-Activating ARC Compound
Our lead product candidate, SL-172154, simultaneously inhibits CD47 and activates the CD40 receptor. In preclinical studies of SL-172154, we have observed no occurrence of anemias, a durable receptor occupancy, and dose-dependent lymphocyte migration into lymphoid tissues. We are conducting a Phase 1 clinical trial of SL-172154 administered by intravenous injection in patients with ovarian, fallopian tube, and peritoneal cancers, collectively referred to as ovarian cancer. We are also conducting a second Phase 1 clinical trial of SL-172154 administered by intratumoral injection in patients with CSCC or HNSCC. These tumors were selected due to their particularly high expression of CD47, a high presence of macrophages in the tumor microenvironment, a lack of effective treatment options for these indications, and rational combination strategies. For the ongoing Phase 1 clinical trial evaluating SL-172154 in ovarian cancer patients, we expect to announce initial data from the dose-escalation portion of the trial in the second half of 2021. For the ongoing Phase 1 clinical trial evaluating SL-172154 in CSCC and HNSCC patients, we expect to announce initial data from the dose-escalation portion of the trial in the first half of 2022.

Improving upon Existing Therapeutics Targeting CD47/SIRPα
In order for CD47/SIRPα blockade to effectively inhibit tumor growth, the CD47/SIRPα “don’t eat me” signal must be blocked and an “eat me” signal must be present to stimulate macrophage-mediated phagocytosis. While CD47 and SIRPα therapeutics have demonstrated anti-tumor activity in a range of tumor types including diffuse large B-cell lymphoma, or DLBCL, myelodysplastic syndrome, acute myeloid leukemia, gastric cancer, and ovarian cancer, we believe there are a number of factors that limit the potential of existing antibody therapeutics. For example, antibodies that block the CD47 “don’t eat me” signal and provide an “eat me” signal via the Fc domain, can result in toxicities including anemia and other cytopenias, which have been observed clinically with magrolimab, TTI-621, and SRF231. In preclinical studies in NHP, administration of the CD47 blocking antibody known as magrolimab, or 5F9-G4, caused blood hemoglobin concentrations to drop into the transfusion range for most animals that received a dose of 1 mg/kg or greater. We believe these observations were due to residual effector function in the Fc domain of magrolimab, which caused red blood cell destruction following binding of CD47 on red blood cells. This has limited development of these antibodies in the absence of the low-dose priming regimen developed for magrolimab. Other CD47 blocking agents, including the SIRPα-Fc fusion protein known as ALX-148, contain an Fc domain that does not bind Fc receptors, and therefore blocks CD47 without providing an “eat me” signal that leads to anemia or other cytopenias. While the avoidance of cytopenias is a major benefit of CD47 targeted therapies that do not engage Fc receptors, in order for those agents to provide anti-tumor benefit they must be paired with a strategy that directs macrophages to specifically “eat” tumor cells. These tumor-targeted “eat me” signals can be provided by ADCP-competent antibodies, such as rituximab, cetuximab, or trastuzumab, that bind to tumor antigens. Antibody-dependent cellular phagocytosis, or ADCP, is a highly regulated process in which an antibody binds to and marks a target, in this case a tumor cell, for phagocytosis. In addition, natural “eat me” signals can be induced by certain chemotherapies that increase expression of calreticulin, a well-established “eat me” signal expressed on the surface of cells marked for phagocytosis, on the surface of tumor cells. Preclinical studies have shown that the anti-tumor response to CD47/SIRPα blockade is completely dependent upon macrophage engagement of an adaptive immune response following tumor cell phagocytosis, specifically following engagement and activation of CD8+ T cells. Thus, strategies that not only enhance innate immunity via CD47/SIRPα blockade, but also enhance an adaptive immune response may be synergistic. To our knowledge, there are no other CD47/SIRPα targeted agents in clinical development that include a second functional domain to enhance antigen presentation to an adaptive immune response.
Our Approach to Bridging Innate and Adaptive Immunity by Simultaneously Targeting CD47 and CD40
While most competing CD47 and SIRPα programs solely focus on activating the innate immune system by inhibiting CD47, SL-172154 is designed to bridge the innate and adaptive immune response by simultaneously blocking the CD47 macrophage “don’t eat me” signal and activating CD40 signaling. We believe that incorporating a CD40 agonist domain into a CD47 blocking therapeutic will stimulate macrophages not to just “eat” tumor cells, but will also drive those macrophages to more effectively present the tumor antigens that they have consumed to T cells.
As shown in Figure 11 below, when macrophages consume tumor cells in the setting of CD47/SIRPα blockade, they must then digest and display tumor antigens on their surface to catalyze an adaptive, T cell-mediated immune response. Macrophage consumption of tumor cells is critical to the mechanism of CD47/SIRPα blockade, but T cells are responsible for tumor shrinkage. Thus, strategies that enhance the processing and display of tumor antigens on the surface of macrophages and other antigen presenting cells are likely to enhance the effectiveness of CD47/SIRPα blockade. CD40 is a TNF receptor expressed by antigen-presenting cells, including macrophages. Stimulation of CD40 substantially enhances antigen presentation and subsequent T cell-activation by antigen-presenting cells. Accordingly, we have demonstrated in preclinical studies that the stimulation of CD40 in coordination with CD47/SIRPα blockade using murine SIRPα-Fc-CD40L controls tumor growth and improves survival to a greater degree than either CD47- or CD40-targeted antibodies either alone or in combination, and these effects were attributed to enhanced tumor cell killing by T cells.

Figure 11—Mechanism of Action of SL-172154
Clinical Development Strategy
We are currently conducting a Phase 1 clinical trial evaluating the intravenous administration of SL-172154 in patients with ovarian cancer and a second Phase 1 trial evaluating the intratumoral administration of SL-172154 in patients with CSCC or HNSCC. The primary objective of each Phase 1 trial is to assess the safety and tolerability of SL-172154. The secondary objectives include evaluation of the pharmacokinetic and pharmacodynamic profiles as well as the anti-tumor activity of SL-172154. We expect to identify the recommended Phase 2 dose for SL-172154 as a monotherapy. We expect to provide initial data from the monotherapy dose-escalation portion of our intravenous and intratumoral Phase 1 trials in the second half of 2021 and the first half of 2022, respectively.
A Phase 1 clinical trial of SL-172154 administered intravenously is being conducted in patients with advanced ovarian, fallopian tube, and primary peritoneal cancers, collectively referred to as ovarian cancer. Patients have relapsed and are ineligible for further platinum-based therapies. We believe that ovarian cancer represents an indication that lacks effective treatment options. Ovarian cancer expresses the highest levels of CD47 of any solid tumor and is a tumor type with a high presence of macrophages, which express CD40.
In the Phase 1A dose-escalation portion of the trial, three or more patients will be enrolled through each of five dose levels. Following the identification of a recommended Phase 2 dose, or RP2D, for monotherapy, we plan to evaluate SL-172154 in two Phase 1B expansion cohorts in ovarian cancer, including in combination with cetuximab, an ADCP-competent antibody targeting EGFR, and in combination with doxorubicin. We conducted a study with an academic collaborator to investigate the expression of EGFR on tumor biopsies from ovarian cancer patients. From a total of 594 biopsies analyzed, the majority were greater than 50% positive for EGFR. Doxorubicin is a standard of care chemotherapy that stimulates upregulation of calreticulin on tumor cells. We anticipate enrolling a total of approximately 70 patients across the dose-escalation and expansion portions of the trial. As of March 16, 2021, SL-172154 has been well tolerated. Treatment-related adverse events have been reported in some patients, but there have been no reported dose-limiting toxicities, or Grade 3 or higher treatment-related adverse events. A maximum tolerated dose has not been reached. An overview of the initial clinical development strategy for evaluating SL-172154 administered intravenously in patients with advanced ovarian cancer is below:

Figure 12 —Initial Clinical Development Strategy of SL-172154 in Ovarian Cancer
We are also conducting a Phase 1 trial of SL-172154 administered intratumorally in patients with locally advanced or metastatic CSCC and HNSCC not amenable to further treatment with surgery, radiation, or standard systemic therapies. In the Phase 1A dose-escalation portion of the study, three or more patients will be enrolled through each of four dose levels. Following the identification of a monotherapy RP2D, we plan to evaluate SL-172154 in one or more Phase 1B expansion cohorts in combination with cetuximab or one or more other combinations. As of March 16, 2021, the drug has been well tolerated. A maximum tolerated dose has not been reached. We anticipate enrolling a total of approximately 45 patients across the dose-escalation and expansion portions of the trial. An overview of the initial clinical development strategy for evaluating SL-172154 administered intratumorally in patients with locally advanced or metastatic CSCC and HNSCC is below:
Figure 13—Initial Clinical Development Strategy of SL-172154 in CSCC and HNSCC
Following the completion of Phase 1 development, we plan to select one or more combination regimens, routes of administration and tumor types to advance into Phase 2 development. Beyond the two combinations in ovarian cancer described above, we believe there are other rational combination partners for both the treatment of ovarian cancer and other solid tumors, as well as in hematologic malignancies. We intend to study SL-172154 in hematologic malignancies and further development may include other solid tumors.
Preclinical Experience
To date, we have conducted extensive preclinical studies of SL-172154 that have demonstrated the following:
•A significant increase in macrophage-mediated phagocytosis of tumor cells
•The activation of antigen presenting cells by a CD40-induced type I interferon response
•Dose-dependent increases in IL-2 by human lymphocytes

•Dose-dependent activation of a CD8+ T cell response, which was responsible for tumor cell killing
Taken together, these data demonstrate the potential ability of SL-172154 to activate and bridge the adaptive and innate immune responses.
In in vitro studies, murine SIRPα-Fc-CD40L was shown to bind CD47 and CD40 with high, picomolar affinity. As predicted from the hexameric structure of the compound, the CD40L domain stimulated CD40 signaling in the absence of Fc receptor cross-linking. In in vivo studies, administration of murine SIRPα-Fc-CD40L resulted in dose-dependent activation of antigen presenting cells.
We performed standard in vitro tumor cell phagocytosis assays to demonstrate whether SL-172154 enhanced macrophage-mediated phagocytosis of various tumor cell lines both alone and in combination with tumor-targeted ADCP-competent antibodies. As shown in Figure 14 below, consistent with the mechanism of action of CD47 blocking agents, SL-172154 significantly enhanced the ability of macrophages to phagocytose tumor cells in the presence of tumor-targeted ADCP-competent antibodies. Additionally, SL-172154 potentiated macrophage-mediated phagocytosis of tumor cells that expressed calreticulin, a well-established “eat me” signal expressed on the surface of cells marked for phagocytosis.
Figure 14—Tumor Phagocytosis Activity of SIRPα-Fc-CD40L with or without ADCP-competent Antibodies
Human monocyte derived macrophages were co-cultured with HCC1954, A431, HCC827, or Caov-3 cells in the presence of an IgG negative control, SL-172154, an ADCP-competent tumor-targeted antibody, including Trastuzumab or Cetuximab, or the combination of SL-172154 and the ADCP-competent tumor-targeted antibody. After two hours, the proportion of tumor cells phagocytosed by human macrophages was determined and reported as the phagocytosis index.
CD40 is known to stimulate proliferation of B cells and CD4+ T cells from human PBMC in the presence of cross-linked anti-CD40 antibodies or CD40L. To evaluate this effect, CD8+ T cell-depleted PBMC were isolated from a total of 50 different human blood donors and cultured in the presence of a dose-titration of SL-172154. As shown in Figure 15 below, as compared to both positive and negative controls, soluble SL-172154 stimulated dose-dependent proliferation of human PBMC over seven days. In addition, SL-172154 was observed to stimulate a dose-dependent increase in the number of IL-2 secreting PBMC on day eight, which is a downstream indicator of CD40 activation.

Figure 15 —In Vitro Human PBMC Proliferation and Activation Assay
CD8-depleted PBMC from 50 distinct human blood donors, each indicated as a single spot in each figure, were cultured with media only, the positive control KLH, the non-activating control Exenatide, or 0.3, 3, 30, or 300 nM of SL-172154. On Days 5, 6, and 7, proliferation was assessed via 3H-Thymidine incorporation as shown in the left panel, and on Day 8, IL-2 positive cells were assessed by ELISpot as shown in the right panel.
We conducted dose-range finding and repeat dose GLP toxicity studies in NHP to evaluate the safety and pharmacologic effects of SL-172154. In these studies, SL-172154 was administered as five once-weekly doses across a dose range of 0.1 mg/kg to 40 mg/kg, followed by a recovery period. Data from these studies indicated that SL-172154 induced a potent immune response in NHP. Figure 16 below shows dose-dependent saturation of CD47 positive red blood cells, which was durable for greater than seven days. In addition, SL-172154 bound CD40-expressing B cells in the peripheral blood and stimulated a dose-dependent migration of lymphocytes from the peripheral blood within 24 hours of treatment, as shown in Figure 17 below. We believe these data are supportive of either a once weekly or every other week dosing schedule. Histology samples demonstrated that the post-dose decreases in peripheral blood lymphocytes were accompanied by accumulation of proliferating lymphocytes in lymph nodes and spleen. Whereas other CD47-targeted agents are administered at super-saturating doses, which we believe is intended to establish a concentration gradient that facilitates passive diffusion into tissues, we believe these data suggest that SL-172154 may be actively transported into tissues via CD40 binding, which may lead to a unique dosing profile in humans. Administration of SL-172154 was also associated with dose-dependent post-treatment increases in multiple serum cytokines, such as CCL2, as shown in Figure 17 below. The observed toxicities were consistent with cytokine release syndrome. No evidence of anemia was observed.

Figure 16 —CD47 Receptor Occupancy following SL-172154 Infusion
Cynomolgus monkeys were treated on Day 1 and 8 with 0.1 mg/kg, 1 mg/kg, 10 mg/kg, and 40 mg/kg of SL-172154 or a vehicle control. Receptor occupancy was evaluated at the indicated time points by flow cytometry. SL-172154 occupancy on red blood cell CD47 is plotted as the proportion of total CD47 expression minus the proportion of CD47 detected using an antibody that is prevented from binding when CD47 is occupied by SL-172154.
Figure 17—Post-dose Cytokine Release and Rapid Post-dose Migration of Lymphocytes from the Blood
Cynomolgus monkeys were treated with SL-172154 on Day 1, 8, and 15 with 0.1 mg/kg, 1 mg/kg, 10 mg/kg, and 40 mg/kg of SL-172154 or a vehicle control. Serum cytokine concentrations were collected and the pre- and post-dose concentrations of CCL2, IL-8, and CXCL9 are indicated in the left panel. Pre- and post-dose lymphocyte counts were obtained on Day 15 prior to the third dose, and on Day 16 approximately 24 hours after the third dose. The number of peripheral blood lymphocytes was observed to decrease in a dose-dependent manner following the Day 15 dose, and is plotted in the right panel above as the percent decrease in peripheral blood lymphocytes on Day 16 as compared to Day 15. Each data point indicates an individual animal.
SL-279252: A Dual PD-1 Blocking and OX40-Activating ARC Compound
Our second product candidate, SL-279252, is a dual-sided, bi-functional fusion protein that both inhibits PD-1 and acts as an agonist for the OX40 costimulatory receptor. We are currently evaluating SL-279252 in a global Phase 1 dose-escalation and dose-expansion clinical trial in patients with advanced solid tumors and lymphoma. We expect to report data from the dose-escalation portion of this trial in the second half of 2021.
Shortcomings of Existing PD-1/PD-L1 Inhibition Strategies
Programmed cell death protein 1, or PD-1, is a cell surface protein present on T cells and other white blood cells. It binds to two ligands, PD-L1 and PD-L2, which can be expressed by tumor cells as well as other immune cells in the tumor microenvironment. When PD-L1 binds to PD-1, the resulting PD-1 signaling limits the capacity of T cells to kill tumor cells. Anti-PD-1 antibodies disrupt binding of PD-1 to PD-L1 to restore baseline tumor cell-killing activity of T cells. While anti-

PD-1/PD-L1 antibodies have achieved significant clinical and commercial success, a majority of patients with cancer do not benefit from this class of therapy, as evidenced by a response rate of 35% or less in patients with melanoma, NSCLC, bladder cancer, HNSCC, and other cancers. A limitation of anti-PD-1/PD-L1 antibodies is their inability to provide a signal that directly amplifies the ability of T cells to kill tumor cells. Achieving this enhanced tumor-killing effect necessitates the introduction of a distinct mechanism to complement checkpoint blockade. One such approach is the stimulation of costimulatory receptors. Most current approaches attempt to simultaneously exploit both pathways by co-administering anti-PD-1/PD-L1 antibodies with costimulatory receptor agonists. However, these attempts have not been successful in clinical trials, which we believe is due to the structural mismatch between existing bivalent antibodies and the trimeric TNF receptor superfamily.
Our Approach to Enhancing PD-1 Blockade by Simultaneously Targeting OX40
While other programs sought to block PD-1 and activate OX40 signaling by administering multiple therapeutics, SL-279252 seeks to do so colocalized within a single therapeutic and within the immune synapse. Importantly, unlike the bivalent structure of existing antibodies, the hexameric structure of SL-279252 is designed to effectively trimerize and directly activate OX40 receptors. In preclinical studies, SL-279252 was found to be a highly potent stimulator of an adaptive immune response, and also demonstrated greater anti-tumor activity than anti-PD-1 antibodies or OX40-agonist antibodies, either alone or in combination.
Figure 18— SL-279252 Enables Simultaneous Blockade of PD-1 and Activation of OX40 Signaling
Clinical Development Strategy
In collaboration with Takeda, we are currently conducting a Phase 1 dose-escalation and dose-expansion trial of SL-279252 in patients with advanced solid tumors and lymphoma. The primary objective of the Phase 1 trial is to assess the safety and tolerability of SL-279252. The secondary objectives include evaluation of the pharmacokinetic and pharmacodynamic profiles as well as the anti-tumor activity of SL-279252. We are evaluating anti-tumor response according to immune Response Evaluation Criteria in Solid Tumors or Response Evaluation Criteria in Lymphoma 2017. These are standard, widely accepted criteria to evaluate tumor response in oncology clinical trials. An RP2D and schedule will be identified for SL-279252 following the completion of the Phase 1 trial. We expect to provide data from the dose-escalation portion of this Phase 1 trial in the second half of 2021.
Patients with relapsed, advanced, or metastatic solid tumors or lymphoma who have received standard of care therapies, including anti-PD-1/PD-L1 antibodies, are eligible to enroll in the trial. In the dose-escalation portion of this trial, patients will be treated at each of ten dose levels ranging from 0.0001 mg/kg to 6 mg/kg. Patient samples will be evaluated to determine the pharmacokinetic profile, receptor occupancy on PD-L1 and OX40 peripheral blood immune phenotyping, changes in immune cell infiltration in tumor biopsies, and evidence for elevation in multiple serum cytokines.
Following completion of the dose-escalation portion of the trial, a dose and schedule will be selected for evaluation in up to two expansion cohorts. As of February 3, 2021, we have enrolled patients through the top dose level of 6 mg/kg in the dose-escalation portion of this trial. We are currently enrolling additional patients at the top three dose levels. We anticipate treating a total of approximately 80 patients in the dose-escalation and dose-expansion portions of this clinical trial. An overview of the Phase 1 trial design evaluating SL-279252 in patients with advanced solid tumors and lymphoma is below:

Figure 19—Phase 1 Trial Design of SL-279252
As of February 3, 2021, patients have received treatment with SL-279252 up to a dose of 6 mg/kg in the dose-escalation portion of the Phase 1 trial. Overall, SL-279252 has been observed to be well tolerated as of February 3, 2021. Treatment-related adverse events, including immune-related events, have been reported in some patients, but there have not been any dose-limiting toxicities. A maximum tolerated dose has not been reached. Preliminary pharmacokinetic activity has been evaluated across a dose range of 0.0001 to 6 mg/kg. Exposure of SL-279252 as determined by the maximum peak drug concentration, or Cmax, and the area under the curve, or AUC, increased with dose-escalation in a linear fashion. The pharmacokinetic profile consists of a distribution phase and an elimination phase. We believe this distribution phase indicated rapid binding to the target receptors. Following repeat dosing, a consistent Cmax and AUC was observed without evidence of accelerated drug clearance. The volume of distribution of drug indicated that SL-279252 distributed beyond the circulatory compartment into tissues.
Preliminary pharmacodynamic activity has also been evaluated in patients treated across a dose-range of 0.0001 to 3 mg/kg. Post-dose receptor occupancy on OX40-positive lymphocytes was observed in a dose-dependent fashion, and the total number of OX40-positive cells in the blood declined rapidly post-infusion of SL-279252. We believe the post-infusion decreases in OX40-positive lymphocytes provides evidence of on-target biology. In NHP, similar post-infusion decreases in lymphocytes were associated with migration of lymphocytes into tissues. We expect to select a dose and schedule (either weekly or bi-weekly) to advance into the expansion cohorts, and to report safety, pharmacokinetic and pharmacodynamic data from the dose-escalation portion of this clinical trial in the second half of 2021. We expect to begin enrolling patients in one or more dose-expansion cohorts in the second half of 2021.
Adverse events, or AEs, were classified according to National Cancer Institute Common Terminology Criteria for Adverse Events (NCI-CTCAE—version 5.0). As of February 3, 2021, treatment-related AEs have been reported in 16 patients. One patient experienced a Grade 3 treatment-related AE, 7 patients experienced Grade 2 treatment-related AEs, and 12 patients experienced Grade 1 treatment-related AEs. No treatment-related Grade 4 or 5 adverse events, treatment-related serious adverse events or dose limiting toxicities have been reported.
To date, we have experienced delays in our clinical trial of SL-279252 as a result of the ongoing COVID-19 pandemic, including delays with certain third-party vendors supporting this trial and difficulty procuring sufficient quantities of raw materials required for our manufacturing processes. We temporarily paused enrollment of patients for our clinical trial of SL-279252 between March and May 2020 and we resumed enrollment in June 2020. As a result of public health guidance measures in the locations of our clinical trial sites, some patients have chosen, and may choose to forego in the future one or more doses in our clinical trials, due to challenges faced by such patients in travelling to our clinical trial sites, which may negatively affect the study results.
Preclinical Experience

In our preclinical studies in mice with rapidly growing tumors, murine PD-1-Fc-OX40L achieved superior tumor growth inhibition and improved survival compared with an anti-PD-1 antibody and an OX40 agonist antibody, either alone or in combination, as shown in Figure 7 above.
We conducted dose-range finding and repeat dose GLP toxicity studies in NHP to evaluate the safety and pharmacologic effects of SL-279252. In these studies, SL-279252 was administered as five once-weekly doses, across a dose range of 0.1 mg/kg to 100 mg/kg. Data from these studies indicated that SL-279252 induced a potent immune response in NHP. Figure 20 below shows a dose-dependent expansion in the total number of lymphocytes in NHP and post-dose migration of lymphocytes into specific tissue sites, including the liver, the lung, and the GI tract. Figure 21 below shows increased serum cytokine concentrations, including IL-6 and IL-10, following repeated administration of SL-279252.
Figure 20—Lymphocyte Expansion Between Weekly SL-279252 Treatments and Rapid Post-dose Migration of Lymphocytes from the Blood
Cynomolgus monkeys were treated on Day 1, 8, and 15 with 10 mg/kg, 40 mg/kg, and 80 mg/kg of SL-279252. Pre- and post-dose lymphocyte counts were obtained on Day 1 prior to the first dose and on Day 15 prior to the third dose. The fold increase in total lymphocytes in the peripheral blood from Day 1 to Day 15 is plotted on the left panel for each dosing group. Within 24 hours of SL-279252 treatment on Day 15, the number of peripheral blood lymphocytes was observed to decrease in a dose-dependent manner. The percent decrease in peripheral blood lymphocytes from the third dose on Day 15 to Day 16 is shown on the right panel. Each data point indicates an individual animal.
Figure 21—Increased Serum Cytokine Concentrations Following Administration of SL-279252
Cynomolgus monkeys were treated on Day 1, 8, 15, 22 and 29 with 10 mg/kg, 40 mg/kg, and 80 mg/kg of SL-279252. Serum cytokine concentrations were collected and the pre- and post-dose concentrations of IL-6 and IL-10 are indicated in the panel above for the 40mg/kg dose group following repeated administration.
Collaboration and License Agreements

Collaboration Agreement with Takeda
On August 8, 2017, we entered into a Collaboration Agreement with Millennium Pharmaceuticals, Inc., or Takeda, a wholly owned subsidiary of Takeda Pharmaceutical Company, Ltd., or the Collaboration Agreement. The Collaboration Agreement was subsequently amended in April 2018, October 2018, and March 2020.
Pursuant to the Collaboration Agreement, we are required to use our commercially reasonable efforts to conduct preclinical and Phase 1 clinical trials for two molecules, PD-1-Fc-OX40L and CSF1R-Fc-CD40L, and Takeda has an exclusive option to license one or both of these clinical-stage ARC compounds for a specified amount of time up to and following the conclusion of each respective Phase 1 trial. While we are currently evaluating PD-1-Fc-OX40L in a Phase 1 clinical trial, we have not yet conducted a Phase 1 clinical trial for CSF1R-Fc-CD40L. During the development phase of the Collaboration Agreement, we may not, by ourselves or through a third party, develop or commercialize a compound, molecule, or product that targets both PD-1 and OX40L, or a compound, molecule, or product that targets both CSF1R and CD40L.
Further, pursuant to the Collaboration Agreement, we agreed to conduct certain preclinical studies on four additional preclinical ARC molecules, and Takeda had an option to license up to two of the four preclinical molecules. We completed our research and development activities related to the four preclinical molecules and delivered a final report to Takeda. Takeda elected to not exercise this option, and Takeda’s option period for such molecules has now lapsed. As a result, the Collaboration Agreement is terminated as to the four preclinical molecules and Takeda does not have any rights to participate in the development or commercialization of such molecules.
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
As of December 31, 2020, under the Collaboration Agreement, we have received approximately $78.4 million in option payments, milestone payments, and expense reimbursements from Takeda. If Takeda exercises its exclusive option to license one or both of the clinical-stage ARC compounds (PD-1-Fc-OX40L and CSF1R-Fc-CD40L), we will enter into a license agreement with Takeda with respect to such compound. Any such license agreement would, among other things, require Takeda to use its commercially reasonable efforts to develop the licensed compound and seek approval for the compound. In addition, Takeda would be solely responsible to use its commercially reasonable efforts, at its cost, to develop, manufacture, and commercialize the licensed ARC compounds. If both ARC compounds are licensed, we would be entitled to additional payments of up to an aggregate of $450 million in clinical, regulatory, and sales milestone payments. In addition, we would be eligible for tiered royalty payments on net sales of licensed products at percentages ranging from the high single digits to sub-teens, subject to specified reductions, during the royalty term.
If Takeda exercises its option to enter into a license agreement, the royalty term with respect to the licensed product would extend, on a country-by-country basis, from the period commencing on the first commercial sale of the product in such country and ending on the later of (i) the expiration of the last to expire of the valid claims on the applicable licensed patent rights covering the product in such country or (ii) the tenth anniversary of the first commercial sale of the product in such country.
Unless sooner terminated, the Collaboration Agreement will continue until the later of (a) the earlier of (i) the 90th day following delivery of a report detailing certain results of the SL-279252 Phase 1 clinical trial and (ii) the exercise by Takeda of its right to an exclusive license with respect to SL-279252, and (b) the earlier of (i) the 90th day following delivery of a report detailing certain results of the SL-115154 Phase 1 clinical trial and (ii) the exercise by Takeda of its right to an exclusive license with respect to SL-115154.
Heat License Agreement
In June 2016, we entered into an Exclusive License Agreement, or the Heat License Agreement, with Heat Biologics Inc., or Heat. The Heat License Agreement was subsequently amended in November 2016, December 2016, and March 2017. Pursuant to the Heat License Agreement, Heat granted to us (1) a worldwide, sublicensable exclusive license to research, develop, manufacture, and commercialize products under three provisional patent applications, including all patents issuing from such applications, or the Fusion Protein Patent Rights, and (2) a worldwide, sublicensable nonexclusive license to research, develop, manufacture, and commercialize certain know-how owned and controlled by Heat related to the Fusion Protein Patent Rights.
Under the Heat License Agreement, Heat was required to conduct certain research and development services under a mutually-agreed upon research and development plan and Heat was eligible to receive financial support from us for these efforts. Effective March 2017, Heat completed all research and development services under the Heat License Agreement and assigned to us three patent applications and all data derived from the research and development activities, referred to collectively as the Research Services Inventions. Pursuant to the terms of the Heat License Agreement, we are obligated to use commercially reasonable efforts to diligently research and develop at least one product covered by the Fusion Protein Patent Rights, including the obligation to file an IND application for such product. Our development efforts to date, including the development of SL-279252 and certain other ARC compounds, satisfy these obligations. In addition, we are to provide annual reports to Heat on or before the anniversary of the effective date of the Heat License Agreement to inform Heat of our progress.
Unless sooner terminated or extended, the term of the Heat License Agreement continues until the later of (1) 20 years following the effective date, and (2) the expiration of the last-to-expire royalty term. Either party may terminate the agreement due to a material breach by the other party (subject to a 90-day cure period) or if the other party files for bankruptcy. In the event we terminate the Heat License Agreement due to a material breach by Heat, Heat must assign to us all right, title, and interest in the patent rights licensed under the Heat License Agreement.
In addition to an upfront payment of $50,000, which we made in 2016, the Heat License Agreement requires us to make further payments to Heat in the future of up to $20.6 million in the aggregate, for the achievement of specified development, regulatory, and commercial sale milestones for certain licensed products. We are also required to pay Heat a percentage of certain upfront fees or other non-royalty payments that are not tied to milestone events which we receive in connection with certain sublicenses of the Fusion Protein Patent Rights. We are also required to pay Heat a royalty on all worldwide net sales by us, our affiliates, and sublicenses of certain licensed products in the low single digits. Royalties are payable, on a product-by-product and country-by-country basis, commencing on the first commercial sale of such product and continuing until the last-to-expire valid patent claim to the licensed patent rights that cover such product in that country.
Manufacturing and Supply
By working with third-party vendors to conduct activities in compliance with current Good Manufacturing Practices, or cGMP, we have invested significant resources to identify and scale up a suitable manufacturing process for ARC compounds, including SL-172154 and SL-279252. Currently, ARC compounds are produced by mammalian cell lines commonly used in the manufacture of monoclonal antibodies, including Chinese hamster ovary, or CHO, cells. Both SL-172154 and SL-279252 have achieved cell culture titer greater than two grams per liter, and another ARC compound has achieved titers exceeding seven grams per liter. Purification of ARC compounds initially utilizes affinity chromatography directed to the Fc domain for capture, and subsequent chromatography steps are designed to remove process-related impurities including CHO derived DNA and proteins.
To date, we have obtained bulk drug substance, or BDS, for each of our product candidates from a single-source third-party contract manufacturer. We maintain a long-term master services agreement with KBI Biopharma, Inc., or KBI, pursuant to which we may purchase BDS and other products on a per project basis. We may terminate the master services agreement at any time for convenience in accordance with the terms of the agreement. Either KBI or we may also terminate the master services agreement with respect to an uncured breach by the other party in accordance with the terms of the agreement. The agreement includes confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.
Given the complexity of manufacturing our dual-sided, bi-functional fusion proteins, our increased need for manufacturing driven by multiple clinical trial programs, and the challenges faced by biologics manufacturing facilities during the COVID-19 pandemic, we are actively working to make arrangements to procure redundant supply, including engaging with additional third-party manufacturers to identify suitable additional suppliers and building out a facility to support internal process development activities and cGMP manufacturing. We do not currently have arrangements in place for redundant supply.
We expect to continue to devote significant resources to process development and optimization of the manufacture of our product candidates. To our knowledge, no other company has successfully scaled up commercial manufacturing of dual-sided, bi-functional fusion proteins. Due to the novelty of our product candidates, we may face challenges in developing large-scale manufacturing processes. Moreover, the nature of biologic medicines could create challenges for the stability of the drug substance. While these and other challenges may result in timeline delays and higher costs, we believe that we will have sufficient BDS to support our current clinical trial programs.
All of our product candidates are manufactured from a master cell bank of that protein’s production cell line. We have or intend to have one master cell bank for each product candidate that was or will be produced and tested in accordance with cGMP and applicable regulations. Each master cell bank is or will be stored in two independent locations, and we intend to produce working cell banks for each product candidate later in product development. It is possible that we could lose multiple cell banks from multiple locations and have our manufacturing severely impacted by the need to replace the cell banks. However, we believe we have adequate backup should any particular cell bank be lost in a catastrophic event.

Competition
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including large pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing, and commercialization of cancer therapies. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.
We compete in the segments of the pharmaceutical, biotechnology, and other related markets that develop cancer therapies. There are many other companies that have commercialized or are developing cancer therapies, including large pharmaceutical and biotechnology companies, such as AstraZeneca/MedImmune, Bristol Myers Squibb, Merck, Novartis, Pfizer, Roche/Genentech and Gilead.
We face significant competition from pharmaceutical and biotechnology companies that target specific tumor-associated antigens using immune cells or other cytotoxic modalities. These generally include immune cell redirecting therapeutics (e.g., T cell engagers), adoptive cellular therapies (e.g., CAR-Ts), antibody drug conjugates, targeted radiopharmaceuticals, targeted immunotoxin, and targeted cancer vaccines.
With respect to our lead wholly owned product candidate, SL-172154, we are aware of other competing clinical-stage therapeutics that target the CD47 pathway or the CD40 pathway, which include, but are not limited to magrolimab, ALX148, TTI-621, TTI-622, DSP107, and APX005M.
With respect to our second lead product candidate, SL-279252, we are aware of other competing clinical-stage therapeutics, that target the PD-1 pathway or the OX40 pathway, which include, but are not limited to PF-04518600, BMS-986178, INBRX-106, pembrolizumab, nivolumab, avelumab, and atezolizumab.
Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and manufacturing capacity and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or foreign regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics, if required, the level of biosimilar or generic competition, and the availability of reimbursement from government and other third-party payors.
Intellectual Property
We strive to protect and enhance our proprietary technology, inventions, and improvements that we consider commercially important to the development of our business, including by seeking, maintaining, and defending U.S. and foreign patent rights, including patents covering our platform technologies, product candidates, and methods of using the same, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, and continuing technological innovation to develop, strengthen and maintain our proprietary position in our field. Additionally, we intend to rely on regulatory protection afforded through data exclusivity and market exclusivity, among others, as well as patent term extensions, where available.
Our future commercial success depends, in part, on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions, and know-how related to our business, including our platform technologies and product candidates, defend and enforce our intellectual property rights, in particular our patents rights, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating, or violating the valid and enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patent positions of biotechnology companies like ours are generally uncertain and can involve complex legal, scientific, and factual issues. We cannot predict whether the patent applications we are currently pursuing, or those we will file or license from others, will grant us patents in any particular jurisdiction or whether the claims of any granted patents will provide sufficient proprietary protection from competitors.
In addition, the coverage claimed in a patent application may be significantly reduced before a patent is granted, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our products will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented, or invalidated by third parties. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide. See “Risk Factors—Risks Related to Our Intellectual Property and Information Technology” for a more comprehensive description of risks related to our intellectual property.
For any individual patent, the term depends on the applicable law in the country in which the patent is granted. In most countries where we have filed patent applications or in-licensed patents and patent applications, patents have a term of 20 years from the application filing date or earliest claimed nonprovisional priority date. In the United States, the patent term is 20 years from the application filing date or earliest claimed nonprovisional priority date, but may be shortened if a patent is terminally disclaimed over another patent that expires earlier. The term of a U.S. patent may also be lengthened by a Patent Term Adjustment in order to address administrative delays by the U.S. Patent and Trademark Office in granting a patent.
In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for Patent Term Extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a Patent Term Extension of up to five years beyond the natural expiration of the patent (but the total patent term, including the extension period, must not exceed 14 years following FDA approval). The term extension period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office reviews and approves the application for any Patent Term Extension in consultation with the FDA. In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant biologics license application.
We generally file patent applications directed to our key technologies and programs in an effort to secure our intellectual property positions. As of February 1, 2021, we exclusively licensed ten U.S. patents and about 25 pending non-provisional patent applications (U.S. and foreign), and we owned two U.S. patents, about 60 pending non-provisional patent applications (U.S. and foreign), about ten pending Patent Cooperation Treaty, or PCT, applications, and various provisional patent applications covering our key programs and pipeline.
The intellectual property portfolio for our most advanced programs as of February 1, 2021, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office and other patent offices may be significantly revised before issuance, if granted at all.
ARC Platform
The patent portfolio for our ARC platform is based upon our in-licensed patent portfolio, which includes patents and patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of treatment. The earliest provisional patent application relating to the ARC platform was filed in October 2015. Patent applications are pending in the United States and various foreign jurisdictions and regions, including Australia, Brazil, Canada, China, Europe, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, Philippines, Russia, Saudi Arabia, Singapore, Thailand, Ukraine, and Vietnam. Patent applications in this family, if granted, are expected to expire in 2036, without taking potential patent term extensions or patent term adjustment into account.
To date, the in-licensed ARC platform patent portfolio has been prosecuted in the United States to generate issued U.S. patents on various product candidates and preclinical product candidates as outlined below.
The Company also owns two PCT applications covering subgenera of ARC compounds relevant to different cellular types. Patent applications in this family, if granted, are expected to expire in 2040, without taking potential patent term extensions or patent term adjustment into account.

GADLEN Platform
The patent portfolio for our GADLEN platform is based upon our owned patent portfolio, which includes patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of treatment. We have one pending PCT application and two pending U.S. applications to date, with various foreign patent filings planned. Patent applications in this family, if granted, are expected to expire in 2040, without taking potential patent term extensions or patent term adjustment into account.
SL-279252 Product Candidate
The patent portfolio for our SL-279252 product candidate is based upon our owned and in-licensed patent portfolio, which includes patents and patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of treatment. We have two granted patents in the United States, from the in-licensed patent portfolio, covering compositions of matter of a genus of molecules, and the SL-279252 product candidate molecule specifically, pharmaceutical compositions, and methods of treating cancer. Patent applications are pending in the United States and various foreign jurisdictions and regions, including Australia, Brazil, Canada, China, Europe, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, Philippines, Russia, Saudi Arabia, Singapore, Thailand, Ukraine, and Vietnam. Patent applications in this family, if granted, are expected to expire in 2036, without taking potential patent term extensions or patent term adjustment into account.
Pending coverage, the Company-owned patent portfolio that relates to our SL-279252 product candidate also includes methods of treatment with various combination agents (one pending PCT application). Patent applications in this family, if granted, are expected to expire in 2039, without taking potential patent term extensions or patent term adjustment into account.
Takeda holds an exclusive option to these patent families in connection with the Collaboration Agreement discussed elsewhere herein.
SL-172154 Product Candidate
The patent portfolio for our SL-172154 product candidate is based upon our owned and in-licensed patent portfolio, which includes patents and patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of treatment. We have two granted patents in the United States, from the in-licensed patent portfolio, covering compositions of matter of a genus of molecules, and the SL-172154 product candidate specifically, pharmaceutical compositions, and methods of treating cancer. Patent applications are pending in the United States and various foreign jurisdictions and regions, including Australia, Brazil, Canada, China, Europe, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, Philippines, Russia, Saudi Arabia, Singapore, Thailand, Ukraine, and Vietnam. Patent applications in this family, if granted, are expected to expire in 2036, without taking potential patent term extensions or patent term adjustment into account.
Pending coverage, the Company-owned patent portfolio that relates to our SL-172154 product candidate also includes methods of treatment with various combination agents (one pending PCT application, and pending applications in the United States, Canada, China, Europe, and Japan). Patent applications in these families, if granted, are expected to expire in 2038 or 2039, without taking potential patent term extensions or patent term adjustment into account.
Preclinical Product Candidates
The Company also has taken steps to protect various preclinical product candidates. The Company owns or exclusively licenses various granted U.S. patents, and pending U.S., foreign and PCT applications covering ARC compounds that may develop into product candidates.
Six licensed U.S. granted patents and one Company-owned U.S. granted patent cover PD-1-, CSF1R-, TIM3-, SIRP1a-, FLT3L, and TIGIT-based ARC compounds, with OX40L, CD40L, and 4-1BBL, covering compositions of matter of a genus of compounds, and the preclinical product candidates specifically, pharmaceutical compositions, and methods of treating. Patent applications are pending in the United States and various foreign jurisdictions and regions, including Australia, Brazil, Canada, China, Europe, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, Philippines, Russia, Saudi Arabia, Singapore, Thailand, Ukraine, and Vietnam that could cover various product candidates. Patent applications in these families, if granted, are expected to expire in 2038 or 2039, without taking potential patent term extensions or patent term adjustment into account.
Trademark Protection
As of February 1, 2021, we owned a registered trademark for “ARC” and a pending trademark for “GADLEN” with the U.S. Patent and Trademark Office. We plan to register trademarks in connection with our biological products.
Licensed Intellectual Property from Heat Biologics, Inc.

In June 2016, we entered into an exclusive license agreement with Heat, pursuant to which we received an exclusive (as to the patent rights), non-transferable, sublicensable, worldwide, royalty-bearing, non-field restricted license to certain patent rights and know-how, including rights related to the ARC platform. We paid Heat an initial license fee of $50,000, and we are obligated to pay Heat fees upon receipt of certain sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. The Heat license provides us rights in the patent family that arose from PCT/US16/54598 and is the source of ten granted U.S. patents, and about 25 pending applications in the United States and various foreign jurisdictions and regions, including Australia, Brazil, Canada, China, Europe, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, Philippines, Russia, Saudi Arabia, Singapore, Thailand, Ukraine, and Vietnam. We control prosecution, maintenance, and enforcement of this family of patents and patent applications.
Government Regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.
U.S. Biologics Regulation
In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, and other federal, state, local, and foreign statutes and regulations. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulation;
•submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•approval by an independent IRB or ethics committee at each clinical site before the trial is commenced;
•manufacture of the proposed biologic candidate in accordance with cGMPs;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of a BLA to permit commercial marketing of the product for particular indications for use in the United States.
Preclinical and Clinical Development
Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

In addition to the IND submission process, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment and such review may result in some delay before initiation of a clinical trial.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical study results to public registries.
For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.
•Phase 1. The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•Phase 2. The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.
In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
BLA Submission and Review
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of the product, or from a number of alternative sources, including studies initiated and sponsored by investigators. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.
In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan, or PSP, within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
Expedited Development and Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.
Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).
Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
In 2017, the FDA established a new regenerative medicine advanced therapy, or RMAT, designation as part of its implementation of the 21st Century Cures Act. The RMAT designation program is intended to fulfill the 21st Century Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (i) the drug qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of breakthrough therapy designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through: the submission of clinical evidence, preclinical studies, clinical trials, patient registries or other sources of real world evidence such as electronic health records; the collection of larger confirmatory datasets; or post-approval monitoring of all patients treated with the therapy prior to approval.
Fast track designation, breakthrough therapy designation, priority review and RMAT designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In May 2018, the Right to Try Act established a new regulatory pathway to increase access to unapproved, investigational treatments for patients diagnosed with life-threatening diseases or conditions who have exhausted approved treatment options and who are unable to participate in a clinical trial.
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the

FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.
A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Post-Approval Requirements
Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•product seizure or detention, or refusal of the FDA to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.
Regulation of Diagnostic Tests
Our drug candidates may require use of a diagnostic to identify appropriate patient populations for our product candidates. These diagnostics, often referred to as companion diagnostics, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. We expect that any companion diagnostic developed for our drug candidates will utilize the PMA pathway.
PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.
On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel drugs such as our drug candidates, a companion diagnostic device and its corresponding drug should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.
Biosimilars and Reference Product Exclusivity
The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.
Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.
A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.
The BPCIA is complex and continues to be interpreted and implemented by the FDA. In July 2018, the FDA announced an action plan to encourage the development and efficient review of biosimilars, including the establishment of a new office within the agency that will focus on therapeutic biologics and biosimilars. On December 20, 2020, Congress amended the Public Health Services Act, or PHSA, as part of the COVID-19 relief bill to further simplify the biosimilar review process by making it optional to show that conditions of use proposed in labeling have been previously approved for the reference product, which used to be a requirement of the application. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Starting in March 2020, certain products currently approved as drugs under the FDCA, such as insulin and human growth hormone, will be deemed to be biologics under the PHSA, which means they may face competition through the biosimilars pathway and they will not be eligible for the twelve-year period of exclusivity granted to new BLAs. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.
Other Healthcare Laws and Compliance Requirements
Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute, the federal False Claims Act, HIPAA and similar foreign, federal and state fraud, abuse and transparency laws.
The federal Anti-Kickback Statute, or AKS, prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from AKS prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements, that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Civil and criminal false claims laws, including the federal False Claims Act, or FCA, and civil monetary penalty laws, which can be enforced through civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of federal government funds, including in federal healthcare programs, that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA. The FCA imposes mandatory treble damages and per-violation civil penalties up to approximately $23,000.
HIPAA created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate the statute in order to have committed a violation.
The FDCA addresses, among other things, the design, production, labeling, promotion, manufacturing, and testing of drugs, biologics and medical devices, and prohibits such acts as the introduction into interstate commerce of adulterated or misbranded drugs or devices. The U.S. Public Health Service Act also prohibits the introduction into interstate commerce of unlicensed or mislabeled biological products.
The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, such reporting obligations will be expanded to include payments and other transfers of value provided in 2021 to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives.
We are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.
Data Privacy and Security
Numerous state, federal and foreign laws, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by HITECH, and their respective implementing regulations, imposes privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve using, disclosing, creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities. Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.
Even when HIPAA does not apply, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act.
In addition, certain state and non-U.S. laws, such as the EU General Data Protection Regulation (Regulation (EU) 2016/679), or GDPR, govern the privacy and security of personal information, including health-related information, in certain circumstances. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the CCPA, which went into effect on January 1, 2020, creates new data privacy obligations for covered companies and provides new privacy rights to California residents. In Europe, the GDPR went into effect in May 2018 and increased responsibility and liability in relation to personal data that we process. For example, it imposes a number of strict obligations and restrictions on the ability to process (which includes collection, analysis and transfer) personal data of individuals within the EU and in Iceland, Norway, and Liechtenstein (together with the EU the European Economic Area, or EEA), including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relate, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the national data protection authorities, and the security and confidentiality of the personal data. Further, the GDPR prohibits the transfer of personal data to countries outside of the EU that are not considered by the European Commission to provide an adequate level of data protection except if the data controller meets specific requirements such as the use of standard contractual clauses, or SCC, issued by the EU Commission. In this respect, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. For example, on July 16, 2020, the Court of Justice of the European Union in its Schrems II decision invalidated the Privacy Shield under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. The European Data Protection Board has adopted draft recommendations for data controllers and processors who export personal data to third countries regarding supplementary measures to ensure compliance with the GDPR when transferring personal data outside of the European Union. These recommendations were submitted to public consultation until December 21, 2020, however it is unclear when and in which form these recommendations will be published in final form. Moreover, it is uncertain whether the SCC will also be invalidated by the European courts or legislature. Also in light of this uncertainty, the EU Commission has published a draft implementing decision on new SCC that, however, has not yet been officially adopted.
Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, there is an increasing number of individuals whose personal data was processed to raise civil liability claims asserting non-compliance with the obligations under the GDPR.
Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU. Guidance developed at both EU level and at the national level in individual EU Member States concerning implementation and compliance practices is often updated or otherwise revised.
There is, moreover, a growing trend towards required public disclosure of clinical trial data in the EU which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the new Regulation (EU) No 536/2014, EMA disclosure initiatives and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the Regulation (EU) No 536/2014 and the GDPR, further adds to the complexity that we face with regard to data protection regulation.
On December 24, 2020 the EU and the UK reached agreement on the EU-UK Trade and Cooperation Agreement that with respect to data protection provides for a further transition period of up to six months as of January 1, 2021 to enable the European Commission to complete its adequacy assessment of the UK’s data protection laws. Accordingly personal data may continue to be transferred freely between the EU and UK during that specified period. If no adequacy decision has been adopted by the EU Commission during such period, or if the UK makes changes to its data protection legal framework that is in place as of January 1, 2021 without the EU's consent, the transfer of personal data from the EU to the UK will only be permissible if EU data exporters take further steps to ensure adequacy for the protection of personal data, which may expose us to further compliance risk. Additionally, following the UK's withdrawal from the European Union and the EEA, companies have to comply also with the UK’s data protection laws (including the GDPR as incorporated into UK national law), the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover.
Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.
In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Decreases in third-party reimbursement for any product or a decision by a third-party not to cover a product could reduce physician usage and patient demand for the product.
Healthcare Reform
The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.
The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Act was enacted, which, among other things, removes penalties for not complying with ACA’s requirement to carry health insurance, known as the “individual mandate,” effective January 1, 2019. Since the enactment of the Tax Act, there have been additional amendments to certain provisions of the ACA. In December 2019, the U.S. District Court for the Fifth Circuit upheld a ruling by a Texas U.S. District Court Judge that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. The Supreme Court agreed to hear the case and a decision is expected by the Spring of 2021. It is unclear how this and other efforts to repeal, replace or otherwise modify the ACA will impact reimbursement of pharmaceutical and biological products.
Other legislative changes have been proposed and adopted since the ACA was enacted, including automatic aggregate reductions of Medicare payments to providers of 2% per fiscal year as part of the federal budget sequestration under the Budget Control Act of 2011. These reductions went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through December 31, 2020, unless additional action is taken by Congress. In addition, the Bipartisan Budget Act of 2018, among other things, amended the Medicare Act (as amended by the ACA) to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs being covered under Medicare Part D.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS adopted a final rule allowing Medicare Advantage Plans the option to use step therapy for Part B drugs, permitting Medicare Part D plans to apply certain utilization controls to new starts of five of the six protected class drugs, and requiring the Explanation of Benefits for Part D beneficiaries to disclose drug price increases and lower cost therapeutic alternatives beginning January 1, 2021. In October 2020, the FDA issued guidance describing procedures for manufacturers to facilitate the importation of FDA-approved biologics manufactured abroad and originally intended for sale in a foreign country into the United States.
Additionally, on November 20, 2020, CMS issued an interim final rule implementing a Most Favored Nation (MFN) model that would cap the price Medicare can pay for a drug to the lowest price paid in an economically comparable country within the Organization for Economic Cooperation and Development. The rule was slated to take effect on January 1, 2021, but federal courts have temporarily enjoined implementation of this rule, and the CMS has indicated that the MFN model will not be implemented without further rulemaking proceeding. It is unclear whether or how the Biden administration will move forward with the rule. But if the new administration implements the rule in its current form and the rule survives judicial scrutiny, the MFN model will subject certain physician-administered drugs or biologicals identified by CMS as having the highest annual Medicare Part B spending to an alternative payment methodology based on international reference prices, with the list of products to be updated annually to add more products and products not to be removed absent limited circumstances.
Although the Biden administration has stayed the effective dates of some last-minute drug price regulations issued by the Trump administration, Congress and the Biden administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Other Government Regulation Outside of the United States
In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, research and development, clinical trials, testing, manufacturing, safety, efficacy, quality control, labeling, packaging, storage, record keeping, distribution, reporting, export and import, advertising, marketing and other promotional practices involving biological products as well as authorization, approval as well as post-approval monitoring and reporting of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, or a CTA, much like the IND prior to the commencement of human clinical trials.
The requirements and process governing the conduct of clinical trials, including requirements to conduct additional clinical trials, product licensing, safety reporting, post-authorization requirements, marketing and promotion, interactions with healthcare professionals, pricing and reimbursement may vary widely from country to country. No action can be taken to market any product in a country until an appropriate approval application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices may not be approved for such product, which would make launch of such products commercially unfeasible in such countries.
Regulation in the European Union
Drug and Biologic Development Process
The conduct of clinical trials is currently governed by the EU Clinical Trials Directive 2001/20/EC, or Clinical Trials Directive, and will be replaced by the EU Clinical Trials Regulation (EU) No. 536/2014, or Clinical Trials Regulation, once the latter comes into effect. The Clinical Trials Regulation introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU. Currently it is not expected to come into force before December 2021.
Under the current regime, before a clinical trial can be initiated, it must be approved in each EU Member State where there is a site at which the trial is to be conducted. The approval must be obtained from two separate entities: the National Competent Authority, or NCA, and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU Member State before the commencement of the trial. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU Member State where they occur.
A more unified procedure will apply under the new Clinical Trials Regulation. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial form being conducted in such Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. The coming into effect of the Clinical Trials Regulation has been postponed several times due to technical difficulties with the underlying IT systems that are still ongoing, but currently the “go live” of these systems and, accordingly, the coming into force of the regulation, is planned for December 2021.
Under both the current regime and the new Clinical Trials Regulation, national laws, regulations, and the applicable Good Clinical Practice and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines on Good Clinical Practice, or GCP, and the ethical principles that have their origin in the Declaration of Helsinki.
During the development of a medicinal product, the European Medical Agency, or EMA, and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use, or CHMP, on the recommendation of the Scientific Advice Working Party, or SAWP. A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future marketing authorization application of the product concerned.
Drug Marketing Authorization
In the European Union, medicinal products, including advanced therapy medicinal products, or ATMPs, are subject to extensive pre- and post-market regulation by regulatory authorities at both the European Union and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products, which are genes, cells or tissues that have undergone substantial manipulation and that are administered to human beings in order to cure, diagnose or prevent diseases or regenerate, repair or replace a human tissue. We anticipate that our gene therapy development products will be regulated as ATMPs in the European Union under the EU Regulation (EC) No 1394/2007 on advanced therapy medicinal products, or ATMP Regulation. Pursuant to the ATMP Regulation, the Committee on Advanced Therapies, or CAT, is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CHMP and CAT are also responsible for providing guidelines on ATMPs. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a marketing authorization application; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs. Although such guidelines are not legally binding, compliance with them is often necessary to gain and maintain approval for product candidates.
In the EEA, after completion of all required clinical testing, medicinal products may only be placed on the market after a related Marketing Authorization, or MA, has been granted. MAs can be obtained through, amongst others, a centralized procedure, which is compulsory for certain medicinal products such as ATMPs. The centralized procedure provides for the grant of a single MA by the European Commission, or EC, that is valid for all 27 EU Member States and, after respective national implementing decisions, in the three additional EEA Member States (Iceland, Norway, and Liechtenstein). The centralized procedure is compulsory for certain medicinal products, including medicinal products derived from biotechnological processes, orphan medicinal products, ATMPs and products with a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. It is optional for medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004, that constitute significant therapeutic, scientific or technical innovations, or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level. The timeframe for the evaluation of an application under the centralized procedure is 210 days, excluding clock stops. Typically, the overall process takes a year or more unless the application is eligible for an accelerated assessment. Applications may be eligible for accelerated assessment if the CHMP decides the product is of major interest for public health and therapeutic innovation. On request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. However, the EC has final authority for granting the MA within 67 days after receipt of the CHMP opinion.
The decentralized marketing authorization procedure permits companies to file identical applications for a marketing authorization to the competent authorities in several EU Member States simultaneously for a pharmaceutical product that has not yet been authorized in any EU Member State. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The competent authority of a single EU Member State, the reference member state, is appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned member states, are subsequently required to grant a marketing authorization for their territories on the basis of this assessment. The only exception to this is where the competent authority of an EU Member State considers that there are concerns of potential serious risk to public health related to authorization of the product. In these circumstances the matter is submitted to the Heads of Medicines Agencies, or CMDh, for review.

All new marketing authorization applications must include a Risk Management Plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. RMPs and Periodic Safety Update Reports, or PSURs, are routinely available to third parties requesting access, subject to limited redactions.
Additionally, the holder of a marketing authorization for an ATMP must put in place and maintain a system to ensure that each individual product and its starting and raw materials, including all substances coming into contact with the cells or tissues it may contain, can be traced through the sourcing, manufacturing, packaging, storage, transport and delivery to the relevant healthcare institution where the product is used.
MAs have an initial duration of five years. The authorization may subsequently be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance unless the EC or the national competent authority grants only a five-year renewal on justified grounds relating to pharmacovigilance. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.
Data and Market Exclusivity
As in the United States, it may be possible to obtain a period of market and / or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received a marketing authorization) and prohibiting another applicant from relying on the marketing authorization holder’s pharmacological, toxicological and clinical data in support of another marketing authorization for the purposes of submitting an application, obtaining MA or placing the product on the market. New chemical entities, or NCE, approved in the EU qualify for eight years of data exclusivity and 10 years of marketing exclusivity.
An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.
The data exclusivity period begins on the date of the product’s first marketing authorization in the EU. After eight years, a generic product application may be submitted and generic companies may rely on the marketing authorization holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first marketing authorization in the EU of the innovator product), or three years later (or a total of 11 years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial chance was authorized).
Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the European Union’s regulatory authorities to include a NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the medicinal product if such company can complete a full marketing authorization application with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.
Orphan Designation and Exclusivity
The criteria for designating an orphan medicinal product in the European Union are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of (i) a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not a marketing authorization, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for marketing authorization of the medicinal product is submitted. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional marketing authorization.

The EMA’s Committee for Orphan Medicinal Products reassesses the orphan drug designation of a product in parallel with the review for a marketing authorization; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of marketing authorization review by the EMA and approval by the EC. Additionally, any marketing authorization granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of a marketing authorization, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.
During the 10-year period of market exclusivity, with a limited number of exceptions, the regulatory authorities of the EU Member States and the EMA may not accept applications for marketing authorization, accept an application to extend an existing marketing authorization or grant marketing authorization for other similar medicinal products for the same therapeutic indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity for an orphan-designated condition when the results of specific studies are reflected in the Summary of Product Characteristics, or SmPC, addressing the pediatric population and completed in accordance with a fully compliant PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.
The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, i.e. the condition prevalence or financial returns criteria under Article 3 of Regulation (EC) No. 141/2000 on orphan medicinal products. When the period of orphan market exclusivity for an indication ends, the orphan drug designation for that indication expires as well. Orphan exclusivity runs in parallel with normal rules on data exclusivity and market protection. Additionally, a marketing authorization may be granted to a similar medicinal product (orphan or not) for the same or overlapping indication subject to certain requirements.
Pediatric Development
In the European Union, companies developing a new medicinal product are obligated to study their product in children and must therefore submit a PIP together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee, or PDCO. Companies must conduct pediatric clinical trials in compliance with the PIP approved by the EMA, unless a deferral (e.g. until enough information to demonstrate its effectiveness and safety in adults is available) or waiver (e.g., because the relevant disease or condition occurs only in adults) has been granted by the EMA. The marketing authorization application for the product must include the results of all pediatric clinical trials performed and details of all information collected in compliance with the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when a marketing-authorization holder wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized and covered by intellectual property rights.
PRIME Designation
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact point and rapporteur from the CHMP or from CAT are appointed facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts to provide guidance on the overall development plan and regulatory strategy. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.
Post-Approval Regulation

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the EU Member States. This oversight applies both before and after grant of manufacturing licenses and marketing authorizations. It includes control of compliance with EU good manufacturing practices rules, manufacturing authorizations, pharmacovigilance rules and requirements governing advertising, promotion, sale, and distribution, recordkeeping, importing and exporting of medicinal products.
Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with EU laws and the related national laws of individual EU Member States governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of marketing authorization, statutory health insurance, bribery and anti-corruption or other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.
The holder of a marketing authorization for a medicinal product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products.
These pharmacovigilance rules can impose on holders of MAs the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed medicinal products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. MA holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of PSURs in relation to medicinal products for which they hold MAs. The EMA reviews PSURs for medicinal products authorized through the centralized procedure. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing MA for the product be suspended, withdrawn or varied. The agency can advise that the MA holder be obliged to conduct post-authorization Phase IV safety studies. If the EC agrees with the opinion, it can adopt a decision varying the existing MA. Failure by the marketing authorization holder to fulfill the obligations for which the EC’s decision provides can undermine the ongoing validity of the MA.
More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the MA for the product or imposition of financial penalties or other enforcement measures.
The manufacturing process for pharmaceutical products in the European Union is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice, or GMP. These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union. Similarly, the distribution of pharmaceutical products into and within the European Union is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP, before releasing the product for commercial distribution in the European Union or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP.
Sales and Marketing Regulations
The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription-only medicines is also prohibited in the European Union. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals.
Anti-Corruption Legislation
In the EU, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. Violation of these laws could result in substantial fines and imprisonment.
Payments made to physicians in certain EU Member States also must be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her regulatory professional organization, and/or the competent authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
Other Markets
The EU and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which has been provisionally applicable since January 1, 2021. The TCA was ratified by the UK Parliament on December 30, 2020 and awaits the final agreement of the remaining 27 EU member states.
The TCA includes provisions affecting pharmaceutical businesses, including the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.
In addition, the UK government has introduced the Medicines and Medical Devices Bill 2019 – 2021 which addresses, among others, the fields of human medicines and clinical trials of human medicines. The purpose of the bill is to enable existing regulatory frameworks to be updated including the Human Medicines Regulations 2012, the Medicines for Human Use (Clinical Trials) Regulations 2004, the Medicines (Products for Human Use) Regulations 2016 and limited parts of the Medicines Act 1968.
The bill has been agreed by both Houses of the UK Parliament and it currently awaits Royal Assent, which is the final stage before a bill becomes law.
For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Human Capital Management
Shattuck Employees
As of December 31, 2020, Shattuck employed 59 full-time employees at two locations in the United States, including Austin, TX and Durham, NC. The Durham facility includes an approximately 6,000 square foot annex where a pilot plant facility is under construction to support in-house cGMP manufacturing. During 2020, we expanded our capabilities across the two sites by hiring 19 new employees. These employees were hired to support our clinical development, preclinical research and development, and efforts associated with operating as a public company.
We expect to continue to hire additional employees in 2021 and beyond with a focus on expanding our in-house general and administrative functions, as well as increasing expertise and bandwidth in clinical and preclinical research and development. The Company continually evaluates business needs and opportunities, with a hiring philosophy that balances in-house expertise with outsourced services. Currently, we outsource clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.

Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies compete for a limited number of highly qualified applicants to fill specialized positions. To attract these applicants to the Company, Shattuck offers a total rewards package consisting of a base salary and cash target bonus targeting the 25th to 75th percentile of market based on geography, a comprehensive benefit package and equity compensation for full-time employees. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility.
We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. A large majority of Shattuck’s employees have obtained advanced degrees in their professions. Shattuck supports our employees’ further development with individualized development plans, mentoring, coaching, group training and conference attendance.
Response to COVID-19
Throughout the COVID-19 pandemic, Shattuck has supported our employees and government efforts to curb the effects of COVID-19 through a multifaceted communication, infrastructure, and behavior modification and enforcement effort by:
•Establishing clear and regular COVID-19 policies, safety protocols, and updates to all employees;
•Decreasing density and increasing physical distancing in workspaces for employees working onsite by scheduling adjustments and adding work from home flexibility;
•Adjusting attendance policies to encourage those who are sick to stay home;
•Implementing protocols to address actual and suspected COVID-19 cases and potential exposure and
•Implementing mask policies at our facilities.
Research and Development
Research and development expenses for the years ended December 31, 2020 and 2019 were $37.5 million and $29.2 million, respectively.
Corporate Information
We were incorporated in Delaware in May 2016. Our corporate offices are located at 1018 W. 11th Street, Suite 100, Austin, Texas 78703 and 21 Parmer Way, Suite 200, Durham, North Carolina 27709 and our telephone number is (919) 864-2700. Our website address is www.shattucklabs.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is for convenience only and the information on the referenced website does not constitute a part of nor is incorporated by reference into this report.
Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the SEC. These SEC reports can be accessed through the “Investors” section of our website.

Item 1A. Risk Factors
Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Annual Report on Form 10-K before making an investment decision. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, reputation, or results of operations. In such case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment. It is not possible to predict or identify all such risks; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
Summary of Key Risk Factors
•We are an early clinical-stage biotechnology company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.
•Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•We will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. Additional funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs, our efforts to access manufacturing capacity and our commercialization efforts.
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
•Public health crises such as pandemics or other events could materially and adversely affect our business operations, workforce, product development activities, research and development activities, preclinical and clinical trials, and financial condition.
•Our ARC and GADLEN platforms are based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval. We may not be successful in our efforts to use and expand our technology platforms to develop and commercialize our product candidates, or may experience significant delays in doing so.
•Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates or any future product candidates, which would prevent or delay or limit the scope of regulatory approval and commercialization.
•Interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
•Clinical drug development is a lengthy and expensive process with uncertain outcomes. If clinical trials of our product candidates are prolonged or delayed, we or any collaborators may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our product candidates on a timely basis or at all.
•Our product candidates may have serious adverse, undesirable, or unacceptable side effects or other properties that may delay or prevent marketing approval.
•If we experience delays or difficulties enrolling patients in our clinical trials, our research and development efforts and business, financial condition, and results of operations could be materially adversely affected.
•The development and commercialization of biopharmaceutical products is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis if at all, our business will be substantially harmed. We operate in highly competitive and rapidly changing industries, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•We rely on third parties to manufacture biological materials and our product candidates. The manufacture of our product candidates is complex.

•We rely on patents and other intellectual property rights to protect our technology, including product candidates from our ARC and GADLEN platforms, methods used to manufacture those product candidates, formulations thereof, and the methods for treating patients using those product candidates.
Risks Related to Our Business
We are an early clinical-stage biotechnology company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant operating losses since inception. For the years ended December 31, 2020 and 2019, we reported a net loss of $36.6 million and $24.0 million, respectively. As of December 31, 2020, we have an accumulated deficit of $72.1 million. We expect to continue to incur significant operating losses for the foreseeable future. To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We may never succeed in these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
Since our inception in 2016, we have devoted a significant portion of our resources to developing our product candidates, our other research and development efforts, building our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. While we are conducting Phase 1 clinical trials for SL-172154 and SL-279252, we have not completed a clinical trial for any product candidate. We have not yet demonstrated our ability to successfully complete product development activities, complete clinical trials (including Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions you may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
We will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. Additional funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs, our efforts to access manufacturing capacity and our commercialization efforts.
Based on our current business plans, we believe that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses through the end of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our ability to raise additional funds will depend on financial, economic, and market conditions and other factors, over which we may have no or limited control. Additional funds may not be available when we need them, on terms that are acceptable to us or at all.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
If we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take certain actions, which could adversely impact our ability to conduct our business.
Public health crises such as pandemics or other events could materially and adversely affect our business operations, workforce, product development activities, research and development activities, preclinical and clinical trials, and financial condition.
We expect that our program timelines may continue to be negatively affected by the COVID-19 pandemic, which could materially and adversely affect our business, financial condition, and results of operations. We have experienced delays in our clinical trials of SL-172154 and SL-279252 as a result of the ongoing pandemic, including delays with certain third-party vendors supporting these trials. In addition, we have and may in the future experience additional disruptions, including:
•delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
•delays or difficulties in manufacturing sufficient quantities of materials of our product candidates for preclinical testing and clinical trials, including difficulty procuring sufficient quantities of raw materials required for our manufacturing processes;
•increased rates of patients either declining to enroll in our clinical trials, missing treatments, or withdrawing from our clinical trials following enrollment as a result of contracting COVID-19 or other health conditions or being forced to quarantine;
•interruption of key clinical trial activities; and
•interruption or delays in the operations of the FDA and comparable foreign regulatory agencies.
Further, due to public health guidance measures, we may implement a work-from-home policy for some or all of our employees, which negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories may be delayed. The COVID-19 pandemic may also result in the loss of some of our employees and key personnel, either temporarily or permanently, which could negatively impact our operations.
The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar public health emergency is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our research, our clinical trials, healthcare systems, or the global economy as a whole. Specifically, biologics manufacturing resources are being diverted to assist with COVID-19 vaccine production, which may result in delays in the manufacture of our drug candidates. In addition, hospitals, healthcare works, and other medical care resources are being diverted to treat COVID-19 patients and administer COVID-19 vaccines, which may result in further delays to the progress of our clinical trials. We do not yet know the full impact that the COVID-19 pandemic may have on our business. Any one or a combination of these events could have an adverse effect on our results of operations and financial condition.
Our ARC and GADLEN platforms are based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval. We may not be successful in our efforts to use and expand our technology platforms to develop and commercialize our product candidates, or may experience significant delays in doing so.
We are developing a pipeline of product candidates using our proprietary ARC and GADLEN platforms. We have not received regulatory approval for any of our product candidates. The scientific research that forms the basis of our efforts to develop product candidates with our proprietary platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our platforms is both preliminary and limited. Given the novelty of our technologies, we intend to work closely with the FDA and other regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies. To our knowledge, our dual-sided fusion protein product candidates have not previously been tested in humans and may have properties that negatively impact safety and efficacy, such as greater immunogenicity when compared to existing therapeutics. Moreover, our product candidates may have unexpected biological interactions when administered in vivo. For example, it may be necessary to either implement a loading dose strategy or delay enrollment of patients recently treated with anti-PD-1 antibodies to mitigate interactions between anti-PD-1 antibodies and SL-279252. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of our product candidates, which could result in a longer than expected regulatory review process, increase our expected development costs, and delay or prevent commercialization of our product candidates.
Additionally, a key element of our strategy is to use and expand our technology platforms to build a pipeline of product candidates and progress these product candidates through preclinical and clinical development. Although our research and development efforts to date have resulted in a pipeline of product candidates directed at various cancers and other indications, we may not be able to develop product candidates that are safe and effective.
The successful development of our product candidates will depend on several factors, including the successful and timely completion of clinical trials and preclinical studies, successful patient enrollment in clinical trials, receipt of regulatory approvals and marketing authorizations, commercially viable manufacturing processes, and our ability to demonstrate the safety and efficacy of our product candidates.

Our ability to generate revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product, which could result in significant harm to our financial position and adversely affect our share price.
Our future growth and ability to compete depends on retaining our key personnel and recruiting additional qualified personnel. We expect to continue to expand our capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
Our success depends upon the continued contributions of our key management, scientific, and technical personnel, many of whom have been instrumental for us and have substantial experience with our product candidates and related technologies. Although we have employment agreements with certain of our key employees, including our Chief Executive Officer, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice.
We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical operations, business development, manufacturing, regulatory affairs, quality assurance, human resources, legal, accounting and finance and, ultimately, sales and marketing. The competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly-skilled scientific, technical, and managerial employees. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.
To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems; and expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations systems and facilities. These activities may lead to significant costs and may divert our management and other resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
Risks Related to the Development and Clinical Testing of Our Product Candidates
Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates or any future product candidates, which would prevent or delay or limit the scope of regulatory approval and commercialization.
To obtain the requisite regulatory approvals to market and sell any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our investigational drug products are safe and effective for use in each targeted indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. The process of obtaining regulatory approval is expensive, often taking many years following the commencement of clinical trials, and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications, patient population, and regulatory agency.
Clinical trials that we conduct may not demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be delayed in obtaining marketing approval, if at all. Additionally, any safety concerns observed in any one of our clinical trials could limit the prospects for regulatory approval of that product candidate or other product candidates in any indications.
Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate to support regulatory approval in other jurisdictions. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.
Interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, topline or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. The interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. As a result, interim, topline or preliminary data should be viewed with caution until the final data are available.
Interim, topline or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Material differences between interim, topline or preliminary data and final data could significantly harm our business prospects. Further, disclosure of interim, topline or preliminary data by us or by our competitors could impact our ability to enroll our clinical trials and influence industry expectations, which could result in volatility in the price of our common stock, and affect our ability to raise additional capital.
Clinical drug development is a lengthy and expensive process with uncertain outcomes. If clinical trials of our product candidates are prolonged or delayed, we or any collaborators may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our product candidates on a timely basis or at all.
It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. The design of a clinical trial can determine whether its results will support approval of a product candidate, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, the results of our preclinical animal studies, including our non-human primate studies, may not be predictive of the results of outcomes in subsequent clinical trials on human subjects. Product candidates in clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies.
Additionally, some of our trials, including our ongoing Phase 1 trial evaluating SL-279252 and Phase 1 trials evaluating SL-172154, are open-label trials in which both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved therapy. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected, and we may incur significant additional costs.
Our product candidates may have serious adverse, undesirable, or unacceptable side effects or other properties that may delay or prevent marketing approval.
Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. While we believe that the targeted nature of our dual-sided fusion proteins may carry a lower risk of overstimulating the immune system and causing a cytokine storm (a side effect associated with certain other antibody therapies), we do not have enough clinical data and experience with these molecules in humans to fully anticipate side effects. Accordingly, we may experience unexpected side effects and/or higher levels of known side effects in clinical trials, such as cytokine storms associated with certain immunotherapies or red blood cell lysis associated with some CD47 targeting therapies.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business and financial condition significantly.
Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate.
If we experience delays or difficulties enrolling patients in our clinical trials, our research and development efforts and business, financial condition, and results of operations could be materially adversely affected.
Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. Trials may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, patient withdrawal, or adverse events.
Our clinical trials compete with other clinical trials that are in the same therapeutic areas as our product candidates and/or that seek to enroll the same specific patient populations as our clinical trials, which reduces the number and types of patients available to us. Moreover, enrolling patients in clinical trials for cancer therapies is challenging, as cancer patients will first receive the applicable standard of care. Many patients who respond positively to the standard of care therapy, such as PD-1 checkpoint inhibitors, (and thus do not enroll in clinical trials) are believed to have tumor types that may have responded well to our product candidates. This may limit the number of eligible patients able to enroll in our clinical trials and could extend development timelines or increase costs for these programs. Patients who fail to respond positively to the standard of care treatment will be eligible for clinical trials of unapproved drug candidates. However, these patients may have either compromised immune function from prior administration of chemotherapy or an enhanced immune response from the prior administration of checkpoint inhibitors. Either of these prior treatment regimens may render our therapies less effective in clinical trials. We may seek to mitigate these effects in the future through modification of enrollment eligibility criteria, including patients with tumor types that are not typically responsive to anti-PD-1 antibodies, or pursuing combination regimens early in clinical development to enable access to anti-PD-1 naïve patients. Additionally, patients who have failed approved therapies will typically have more advanced cancer and a poorer long-term prognosis.
If we are unable to adequately enroll our clinical trial sites in the United States, Canada, and Europe, we may in the future use clinical trial sites in other parts of the world. It may be more difficult to control international clinical trials and the results may be less reliable. In addition, if the international clinical trial was conducted in a country with lower quality healthcare than in developed countries, the patients may experience side effects not experienced by patients in developed countries.
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
The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post-marketing information and reports, and other possible activities relating to our product candidates are subject to extensive regulation. Obtaining approval of a BLA can be a lengthy, expensive, and uncertain process, and as a company we have no experience with the preparation of a BLA submission or any other application for marketing approval. This lengthy approval process may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. See “Business—Government Regulation—BLA Submission and Review.”
Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.
The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including disruptions caused by government shutdowns and public health crises. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Our research and development activities could be affected or delayed as a result of possible restrictions on animal testing.
Certain laws and regulations require us to test our product candidates on animals before initiating clinical trials involving humans. To the extent the activities of animal rights groups are successful, our research and development activities may be interrupted, delayed, or become more expensive.
Our business operations and current and future relationships with healthcare professionals, principal investigators, consultants, vendors, customers, and third-party payors are subject to applicable healthcare laws, which could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. See “Business—Government Regulation—Other Healthcare Laws and Compliance Regulations.” for a more detailed description of the laws that may affect our ability to operate.
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming, may require significant personnel resources and may impair our business even if we are successful in defending against such claims. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
Our employees, independent contractors, principal investigators, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with applicable laws and regulations.
We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors acting for or on our behalf may engage in misconduct or other improper activities. We have adopted a code of conduct, but it is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.
Risks Related to Commercialization of Our Product Candidates
We operate in highly competitive and rapidly changing industries, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
Our success is highly dependent on our ability to discover, develop and obtain marketing approval for new and innovative products on a cost-effective basis, and to develop them expeditiously, and market them successfully. With the proliferation of new oncology drugs and immuno-therapies, we expect to face increasingly intense competition as new technologies become available. If we fail to stay at the forefront of technological change, we may be unable to compete effectively.
The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.
Cancer therapies are sometimes characterized by line of therapy (first, second, third, fourth, etc.), and the FDA often initially approves new therapies only for use in a particular line or lines of therapy. By way of example, we may initially seek approval of our product candidates as a third line therapy for patients who have failed other approved treatments. We may subsequently seek approval as a second and first line therapy. There is no guarantee that our product candidates, even if initially approved, would be subsequently approved as a second or first line therapy. Because the potentially addressable patient target population for our product candidates may be limited to patients who are ineligible for or have failed prior treatments, even if we obtain significant market share for our product candidates, we may never achieve profitability.
Our product candidates for which we intend to seek approval may face competition sooner than anticipated.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity under the BPCIA. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. See “Business—Government Regulation—Biosimilars and Reference Product Exclusivity.”
Risks Related to Our Dependence on Third Parties
We rely on third parties to manufacture biological materials and our product candidates. The manufacture of our product candidates is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.
Our product candidates are considered to be biologics, and the process of manufacturing biologics is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls that are in compliance with current Good Manufacturing Practices (cGMP). We rely on third-party contract manufacturers to produce sufficient quantities of cGMP materials required for clinical trials and intend to do so for the commercial manufacture of our products, if approved.
To date, we and our contract manufacturers have limited experience in the manufacturing of cGMP batches of our product candidates and have only produced small cGMP batches and have not finalized processes for commercial-scale cGMP manufacturing. The nature of our dual-sided fusion proteins requires the development of novel manufacturing and purification processes, which could cause delays in the scale-up of manufacturing, as well as greater costs that could negatively impact the financial viability of our product candidates. Moreover, the nature of our dual-sided fusion proteins creates challenges for the stability of the drug substance, which has the potential to cause delays in completing clinical studies and potentially limiting clinical trial site locations based on applicable regulations.
Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third-party to procure certain raw materials required for our manufacturing processes, to have manufacturing capacity sufficient to meet our needs, and to meet cGMP obligations, including regulatory and quality control and assurance requirements. Any discovery of problems with a product, or a manufacturing or laboratory facility used by us or our strategic partners, may result in restrictions on the product or on the manufacturing or laboratory facility. We may have little to no control regarding our third-party’s failure to obtain raw materials, lack of manufacturing capacity, failure to meet cGMP obligations, including quality requirements and product specifications, or the occurrence of third-party manufacturer incidents.
We also rely on third parties for biological materials that are used in our discovery and development programs. These materials can be difficult to produce and occasionally have variability from the product specifications. Any disruption in the supply of these biological materials consistent with our product specifications could materially adversely affect our business. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. We may also have lower yields in manufacturing batches, which can increase our costs and slow our development timelines. Improper storage of these materials, by us or any third-party suppliers, may require us to destroy some of our biological raw materials or product candidates.
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
If we were unable to find an adequate replacement for our third-party manufacturers or another acceptable solution in time, our clinical trials could be delayed, or our commercial activities could be harmed. In addition, we are subject to the risk that the products may have manufacturing defects that we have limited ability to prevent or control. Any failure by our third-party manufacturers to meet product specifications, to comply with cGMP, or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates that meet required product specifications in a timely manner, could lead to a delay in the conduct of clinical trials, or failure to obtain, regulatory approval of any of our product candidates.
We rely, and expect to continue to rely, on third parties to conduct preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct certain preclinical studies and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of certain preclinical studies and clinical trials, and control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through these preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
The investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or to do so in a timely manner or on commercially reasonable terms. If the third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our preclinical or clinical protocols, regulatory requirements or for other reasons, our preclinical studies or clinical trials may be extended, delayed, or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
We may not realize the benefits of any existing or future collaborative or licensing arrangement, and if we fail to enter into new strategic relationships our business, financial condition, commercialization prospects, and results of operations may be materially adversely affected.
We have entered into, and may decide in the future to enter into new, collaborations with pharmaceutical or biopharmaceutical companies for the development and potential commercialization of certain of our product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue, or specific net income that justifies such transaction. We may not be able to control the amount and timing of resources that is required of us to complete our development obligations or that the collaboration partner devotes to the product development or marketing programs. We also may not be able to ensure that our collaboration partner adequately protects and does not misuse our intellectual property. We and our collaboration partner may disagree regarding the development plan for product candidates on which we are collaborating and disputes could arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources. If our strategic collaborations do not result in the successful development and commercialization of product candidates or if one of our collaborators fails to act under the collaboration agreement or terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. In addition, if a collaboration is terminated, it may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.
To date, we have relied on one single-source supplier for bulk drug substance, or BDS. The loss of this supplier or its failure to supply us with BDS on a timely basis could cause our inability to develop our product candidates and adversely affect our business.

There can be no assurance that our supply of BDS would not be limited, interrupted, or would have satisfactory quality, or satisfactory product characteristics, or would continue to be available at acceptable prices. There can also be no assurance that our supplier will continue to meet regulatory requirements for cGMP manufacturing. As is common in our industry, we have experienced delays in receipt of BDS and that has resulted in moderate enrollment delays in our clinical trials. We do not have any control over the process or timing of the acquisition or manufacture of materials by our supplier, and cannot ensure that it will deliver to us the BDS we order on time, or at all. Moreover, to meet anticipated demand, our single-source supplier may need to increase manufacturing capacity, which could involve significant challenges. The loss of BDS provided by this supplier could require us to change the design of our product candidate development process based on the functions, limitations, features, and specifications of the replacement. In addition, the lead time needed to establish a relationship with a new supplier can be lengthy, and we may experience delays in meeting demand in the event we must switch to a new supplier. The time and effort to qualify a new supplier could result in additional costs, diversion of resources, or reduced manufacturing yields, any of which would negatively impact our operating results.
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
Risks Related to Intellectual Property and Information Technology
We rely on patents and other intellectual property rights to protect our technology, including product candidates from our ARC and GADLEN platforms, methods used to manufacture those product candidates, formulations thereof, and the methods for treating patients using those product candidates.
The prosecution, enforcement, defense, and maintenance of intellectual property rights is often challenging, costly, and uncertain. Contributors to these challenges and uncertainty include the early stage of our products and our intellectual property portfolio development; the unpredictability of what patent claim scope will ultimately be issued to protect our products and how the law will change or develop as to scope, length and enforcement of patent protection; the competitive and crowded immune-oncology space; complicated and unforgiving procedural, documentary and fee requirements of U.S. and foreign patent offices; lack of perfect visibility into what our competitors are doing and the patent claim scope they are obtaining; lack of perfect ability to determine what prior art may exist; and the expense and time consuming nature of patent portfolio development across relevant jurisdictions. For at least these reasons, the issuance, scope, validity, enforceability, and commercial value of our current or future patent rights are highly uncertain. We cannot be sure that patent coverage will issue, or will be maintained, to protect our products, in some or all relevant jurisdictions. We cannot be sure that we will not encounter freedom-to-operate challenges in the development and commercialization of our product candidates. We cannot be sure our trademarks and trade names are sufficient to build name recognition in our markets of interest. We cannot be sure our measures to protect our trade secrets will be sufficient. Failure to protect or enforce these rights adequately could harm our ability to develop and market our product candidates and could impair our business.
Others may challenge our patents or other intellectual property as invalid or unenforceable.
Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Even if patents do successfully issue and even if such patents cover our product candidates and extend for a commercially relevant time, third parties may initiate invalidity, non-infringement, opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation actions in court or before patent offices, or similar proceedings challenging the validity, inventorship, ownership, enforceability, or scope of such patents, which may result in the patent claims being narrowed, invalidated, or held unenforceable or circumvented. Such challenges and potential negative results could materially adversely affect our business.
Furthermore, even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention, such as where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. Additionally, some countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties; and some countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. Additionally, our competitors or other third parties may be able to evade our patent rights by developing new fusion proteins, antibodies, biosimilar antibodies, or alternative technologies or products in a non-infringing manner. These risks may impact our ability to enjoy the protection we obtain, and may adversely impact our business.
Our commercial success depends, in part, on our ability to develop, manufacture, market, and sell our product candidates without infringing, or otherwise violating the intellectual property and other proprietary rights of third parties.
Others may accuse us of infringing their intellectual property. Contested proceedings are lengthy, time consuming, and costly, and we cannot guarantee that our operations and activities do not, or will not in the future, infringe existing or future patents. We also cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to our product candidates or necessary for the commercialization of our product candidates in any jurisdiction. Furthermore, we may be subject to third-party claims asserting that our employees, consultants, contractors, collaborators, or advisors have misappropriated or wrongfully used or disseminated their intellectual property, or claiming ownership of what we regard as our own intellectual property. These and related risks to defending against third-party claims may materially adversely affect our business.
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
We rely in part on in-licensed patents and other intellectual property rights to develop and commercialize our product candidates. We may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.
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
There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. For example, we are aware of a patent that may impact our competitive position with respect to SL-172154. The patent lists claims that generally relate to methods of using fusion proteins to treat certain types of cancers. While we believe that the claims may not be valid and that they may be reasonably challenged for validity, there can be no assurance that any such challenge would be successful, in which case we may be required to obtain a license in order to commercialize our product candidate, if approved. The targets of our product candidates have also been the subject of research by many companies that have filed patent applications or have patents related to such targets and therapeutics methods related to those targets.
Disputes may arise with our licensors of patents and other intellectual property rights. We may yet need to obtain licenses from others for continued development and commercialization of our product candidates, and we may be unable to secure those licenses at all, or on commercially reasonable terms. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use, or sell our product candidates, the growth of our business will likely depend in part on our ability to acquire, in-license, maintain, or use these proprietary rights. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.
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
In addition, all licenses impose obligations upon us that must be met to maintain the license. If we are unable to meet these obligations, we may be required to pay damages and our licensors may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we and/or our licensors must cooperate in order to enforce such patents against third parties, and such cooperation may not be provided. We also may rely on our licensors to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property rights we license from them and may have limited control over these activities or any other intellectual property rights that may be related to our in-licensed intellectual property rights.
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

Any sort of contested proceeding related to intellectual property, offensive or defensive, may cause us to incur significant expenses and would be likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities, and may impact our reputation.
There could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Infringement or related suits against us by others could result in damages awards against us, for example in the case of accusations of infringement of third-party intellectual property, or even injunction or other equitable relief precluding continued commercialization of our products. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.
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
In the ordinary course of our business, we collect, store, and transmit large amounts of confidential information in digital form. Despite the implementation of security measures, our information technology systems and data and those of our current or future CROs or other contractors and consultants are vulnerable to compromise or damage from computer hacking, malicious software, fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. While we continue to make investments to improve the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Although to our knowledge we have not experienced any material cybersecurity incident to date, if such an event were to occur, it could seriously harm our development programs and our business operations or subject us to litigation or regulatory actions taken by governmental authorities. See Part I, Item 1. “Business—Government Regulation—Data Privacy and Security.” Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price, stockholder value, and financial condition. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections, and paying increased insurance premiums.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.
In addition, the stock market in general, and The Nasdaq Stock Market, or Nasdaq, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the COVID-19 pandemic. In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.
Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.
As of March 1, 2021, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 58.0% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
General Risk Factors
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
As a public company, we are subject to certain reporting requirements, listing requirements, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction) is the exclusive forum for certain actions. It also provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage lawsuits. There is uncertainty as to whether a court would enforce such provisions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially adversely affect our business.
Our ability to use our net operating loss carryforwards and other tax attributes may be limited.
As of December 31, 2020, we had U.S. federal and state net operating loss, or NOL, carryforwards of $47.1 million and $14.0 million, respectively, which may be available to offset future taxable income. As of December 31, 2020, we also had federal tax credits of $4.5 million, which may be used to offset future tax liabilities. These NOLs and tax credit carryforwards will begin to expire in 2036. Use of our NOL carryforwards and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Austin, Texas where we currently occupy approximately 4,550 square feet of office space under a month-to-month lease that is expected to expire in the first quarter of 2021. We use this facility for administrative purposes. In January 2021, we entered into a lease agreement for a new corporate headquarters of approximately 8,000 square feet of office space also in Austin, Texas. See Note 12 to our financial statements included elsewhere in this Annual Report on Form 10-K for further information.
We currently lease approximately 32,200 square feet of office and laboratory space in Durham, North Carolina under a lease that expires on December 31, 2028. We use this facility for research and development purposes.
We believe these spaces to be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.
Item 3. Legal Proceedings
We are not currently a party to any material legal proceedings. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
Item 4. Mine Safety Disclosures
None.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities
Our common stock is traded on The Nasdaq Global Select Market under the symbol “STTK”. At March 16, 2021, 41,784,159 shares of the Company’s common stock were issued and outstanding, and were owned by 334 stockholders of record, based on information provided by the Company’s transfer agent.
Dividends
The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.
Use of Proceeds from Initial Public Offering of Common Stock
On October 14, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold an aggregate of 13,664,704 shares of our common stock (inclusive of 1,782,352 shares pursuant to the underwriters’ option to purchase additional shares) at the IPO price of $17.00 per share.
The offer and sale of all of the shares of our common stock in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1, as amended (File Nos. 333-248918 and 333-249393), which was declared effective on October 8, 2020. Citigroup, Cowen, and Evercore ISI acted as joint book-running managers for the IPO. Needham & Company acted as lead manager for the IPO.
We received gross proceeds from our IPO of approximately $232.3 million, and net proceeds of $213.5 million after deducting $18.8 million in underwriting discounts and commissions and other offering expenses. None of the underwriting discounts and commissions or other offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.
There has been no material change in our intended use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 13, 2020.
Item 6. Selected Financial Data
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, are not required to provide the information under this item.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes appearing in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors." You should carefully read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
Overview
We are an innovative clinical-stage biotechnology company pioneering the development of dual-sided fusion proteins as an entirely new class of biologic medicine. We believe our approach has the potential to fundamentally transform the therapeutic modulation of the immune system. We have created a novel approach to immune-modulation by designing biologics with structural characteristics that are not achievable by existing therapeutic modalities. Compounds derived from our proprietary ARC® platform simultaneously inhibit checkpoint molecules and activate costimulatory molecules within a single therapeutic. Our initial product candidates are designed to be differentiated therapeutics addressing molecular targets that are well characterized and scientifically validated in immuno-oncology but are underexploited by current treatment modalities.
Our lead, wholly owned product candidate, SL-172154, has been rationally designed to simultaneously inhibit the CD47/SIRPα checkpoint interaction to restore an anti-tumor immune response and to activate the CD40 costimulatory receptor to bolster an immune response. We are currently conducting a Phase 1 clinical trial evaluating SL-172154 in patients with ovarian cancer, and we expect to announce initial data from the dose-escalation portion of this trial in the second half of 2021. We are also conducting a second Phase 1 trial evaluating SL-172154 in patients with CSCC or HNSCC, and we expect to announce initial data from the dose-escalation portion of this trial in the first half of 2022. Our second product candidate, SL-279252, which is being developed in collaboration with Takeda, has been rationally designed to simultaneously inhibit the PD-1/PD-L1 interaction and activate the OX40 receptor. We are evaluating SL-279252 in a Phase 1 clinical trial in patients with advanced solid tumors and lymphoma, and we expect to announce data from the dose-escalation portion of this trial in the second half of 2021. In addition to our clinical-stage ARC product candidates, we possess a deep pipeline of preclinical immuno-oncology product candidates. Longer-term, we are pursuing additional disease areas, including autoimmune diseases, where our dual-sided fusion protein platforms may provide advantages over current treatment modalities.
Since our inception in 2016, we have devoted substantially all of our resources to developing and perfecting our intellectual property rights, conducting research and development activities, including undertaking preclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, manufacturing our product candidates, organizing and staffing our company, business planning, and raising capital. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have funded our operations as of the filing date of this Annual Report on Form 10-K through the net proceeds of our initial public offering for approximately $213.5 million, the sale of redeemable convertible preferred stock for approximately $152.9 million, the issuance of convertible notes for approximately $10.5 million and payments received pursuant to our collaboration agreement with Takeda for approximately $78.4 million.
For the years ended December 31, 2020 and 2019, our net loss was $36.6 million and $24.0 million, respectively. We have not been profitable since inception, and as of December 31, 2020, we had an accumulated deficit of $72.1 million and $335.4 million in cash and cash equivalents and short-term investments. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•continue to advance the preclinical and clinical development of our lead product candidates;
•initiate preclinical studies and clinical trials for additional product candidates that we may identify in the future;
•expand our operational, financial, and management systems;
•increase personnel and infrastructure to support our clinical development, research and manufacturing efforts;
•build out and expand our in-house process development and manufacturing capabilities;
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
COVID-19 Pandemic
There is significant uncertainty as to the effects of the ongoing COVID-19 pandemic, which may, among other things, materially impact our business, including our ongoing and planned clinical trials. We have experienced, and expect to continue to experience, delays in our SL-172154 and SL-279252 clinical trials as a result of the ongoing pandemic. Our manufacturing operations have been impacted by the ongoing pandemic, including delays with our third-party manufacturer and difficulties in obtaining raw materials needed to manufacture material for our clinical trials. Additionally, we have experienced, and expect to continue to experience, delays in enrolling patients, missed treatments for enrolled patients, and performance delays from certain third-party vendors supporting the SL-172154 and SL-279252 clinical trials, although the significance of these delays is difficult to predict.
Further, due to public health guidance measures, we have in the past and may in the future implement a work-from-home policy for our employees, excluding those necessary to maintain minimum basic operations, which may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories may be delayed. We may also experience delays or disruptions to our operations if and when our employees need to take time off work due to illness or other COVID-19-related impacts to our workforce.

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
Collaboration Agreement
Collaboration Agreement with Takeda
On August 8, 2017, we entered into a Collaboration Agreement with Millennium Pharmaceuticals, Inc., or Takeda, a wholly owned subsidiary of Takeda Pharmaceutical Company, Ltd., or the Collaboration Agreement. The Collaboration Agreement was subsequently amended in April 2018, October 2018, and March 2020.
Pursuant to the Collaboration Agreement, we are required to use our commercially reasonable efforts to conduct preclinical and Phase 1 clinical trials for two molecules, SL-279252 and SL-115154, and Takeda has an exclusive option to license one or both of these clinical-stage ARC molecules for a specified amount of time up to and following the conclusion of each respective Phase 1 trial. While we are currently evaluating SL-279252 in a Phase 1 clinical trial, we have not yet conducted a Phase 1 clinical trial for SL-115154. During the development phase of the Collaboration Agreement, we may not, by ourselves or through a third party, develop or commercialize a compound, molecule or product that targets both PD-1 and OX40L, or a compound, molecule or product that targets both CSF1R and CD40L. Additionally, under the Collaboration Agreement, Takeda is granted a right of first negotiation to enter into licenses for each molecule within a specified class of ARC molecules.
As of December 31, 2020, under the Collaboration Agreement, we have received approximately $78.4 million in option payments, milestone payments, and expense reimbursements from Takeda, which includes an $11.3 million non-refundable up-front payment applied to the license fee for SL-279252. Pursuant to the Collaboration Agreement, we are eligible to receive up to an additional $33.8 million if Takeda exercises options to enter into license agreements for SL-279252 and $45.0 million if Takeda exercises options to enter into license agreements for SL-115154. If Takeda exercises its exclusive option to license one or both of the clinical-stage ARC molecules (SL-279252 and SL-115154), each license agreement would, among other things, require Takeda to be solely responsible to use its commercially reasonable efforts, at its cost, to develop, manufacture, and commercialize the licensed ARC molecules. If both ARC molecules are licensed, we would be entitled to additional payments of up to an aggregate of $450 million in clinical, regulatory, and sales milestone payments. In addition, we would be eligible for tiered royalty payments on net sales of licensed products at percentages ranging from the high single digits to sub-teens, subject to specified reductions, during the royalty term.
Unless sooner terminated, the Collaboration Agreement will continue until the later of (a) the earlier of (i) the 90th day following delivery of a report detailing certain results of the SL-279252 Phase 1 clinical trial and (ii) the exercise by Takeda of its right to an exclusive license with respect to SL-279252, and (b) the earlier of (i) the 90th day following delivery of a report detailing certain results of the SL-115154 Phase 1 clinical trial and (ii) the exercise by Takeda of its right to an exclusive license with respect to SL-115154. Either party may terminate the Collaboration Agreement prior to expiration upon the insolvency or uncured material breach of the other party.
Components of our Results of Operation
Collaboration Revenue – Related Party
We have no products approved for commercial sale, and we have not generated any revenue from commercial product sales. Our total revenue to date has been generated solely from our Collaboration Agreement with Takeda. We expect to continue to recognize revenue under this agreement as development work is performed. We expect that any collaboration revenue we generate from our Collaboration Agreement with Takeda and any future collaboration partners will fluctuate from period to period.
We have received cash of $14.0 million and $8.5 million for the years ended December 31, 2020 and 2019, respectively, from Takeda under the Collaboration Agreement. We have recognized total aggregate revenue of $51.9 million through December 31, 2020 under the Collaboration Agreement.

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
The following table summarizes our research and development expenses by product candidate:

	Year ended December 31,
(in thousands)	2020	2019

SL-172154	$6,478	$4,901
SL-279252	16,362	10,489
Other pipeline candidates	6,210	7,407
Internal costs, including personnel related benefits, facilities, and depreciation	8,433	6,421
	$37,483	$29,218
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we conduct additional preclinical studies and clinical trials, including later-stage clinical trials, for our current and future product candidates and pursue regulatory approval of our product candidates.
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
•competition;
•manufacturing capability; and
•commercial viability.
We may never succeed in achieving regulatory approval for any of our product candidates due to the uncertainties discussed above. We are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if ever.
General and Administrative Expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation, and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.
We expect that our general and administrative expense will increase in the future to support our growing research and development activities and as a result of the increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers, and accountants, among other expenses, including the Company’s new office lease signed in January 2021 discussed in more detail in Note 12 to our financial statements included elsewhere in this Annual Report on Form 10-K. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the SEC, insurance, and investor relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents and short-term investments, which consists of amounts held in a money market fund and at various times in short-term government and corporate obligations.
Income Taxes
Since our inception, we have not recorded any income tax benefits for the net operating losses, or NOLs, we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized. Our NOLs and tax credit carryforwards will begin to expire in 2036. We have recorded a full valuation allowance against our deferred tax assets at each balance sheet date.
Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table sets forth our results of operations for the years ended December 31, 2020 and 2019.

	Year Ended December 31,		Change
(in thousands)	2020	2019	Dollar	Percentage

Collaboration revenue – related party	$9,934	$9,887	$47	0.5%
Operating expenses:
Research and development	37,483	29,218	8,265	28.3%
General and administrative	9,382	5,736	3,646	63.6%
Loss from operations	(36,931)	(25,067)	(11,864)	47.3%
Other income (expense):
Interest income	549	1,184	(635)	53.6%
Other	(221)	(99)	(122)	123.2%
Net loss	$(36,603)	$(23,982)	$(12,621)	52.6%
Collaboration Revenue – Related Party
Collaboration revenue remained relatively unchanged for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Collaboration revenue is primarily comprised of clinical and development work on SL-279252 associated with the Collaboration Agreement.
Research and Development Expense
Research and development expenses increased by $8.3 million, or 28.3%, to $37.5 million for the year ended December 31, 2020 from $29.2 million for the year ended December 31, 2019. The increase was primarily attributable to an increase of $7.3 million in manufacturing and clinical costs in connection with SL-279252 and SL-172154 and an increase of $1.8 million in personnel costs as a result of an increase in headcount to expand our manufacturing and clinical development capabilities, offset by a decrease of $1.7 million in nonclinical studies as a result of completing nonclinical studies for SL-172154 in 2019. The remaining $0.9 million increase resulted from an increase in sample analysis, laboratory, pharmacology and facilities expenses offset by a decrease in consulting fees.

General and Administrative Expense
General and administrative expenses increased by $3.6 million, or 63.6%, to $9.4 million for the year ended December 31, 2020 from $5.7 million for the year ended December 31, 2019. The increase was primarily due to a $3.2 million increase in personnel-related costs driven by higher employee headcount needed to support our growing research and development activities as well being a public company.
Interest Income
Interest income decreased by $0.6 million to $0.5 million for the year ended December 31, 2020 from $1.2 million for the year ended December 31, 2019. The decrease was primarily due to a decrease in interest rates period over period.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated through our Collaboration Agreement with Takeda and by sales of our preferred stock and common stock, including our IPO. As of December 31, 2020, we had an accumulated deficit of $72.1 million and $335.4 million of cash and cash equivalents and short-term investments.
Capital Resources and Funding Requirements
Our primary uses of cash and cash equivalents and short-term investments are to fund our operations, which consist primarily of research and development expenditures related to our programs, product development costs, research expenses, administrative support and working capital requirements. We anticipate incurring additional net losses and negative cash flows from operations in the near future until such time, if ever, that we can generate significant sales of our product candidates currently in development. Our future funding requirements will depend on many factors, including:
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
Until we obtain regulatory approval to market our product candidates, if ever, we cannot generate revenues from sales of our products. Even if we are able to sell our products, we may not generate a sufficient amount of product revenues to finance our cash requirements. Accordingly, we may seek to raise additional capital through equity offerings and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our development programs or patent portfolios. There can be no assurance that such funding may be available to us on acceptable terms, or at all. The issuance of equity securities may result in dilution to stockholders and issuance of debt securities may have rights, preferences and privileges senior to those of our common stock and the terms of the debt securities could impose significant restrictions on our operations. The failure to raise funds as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. Additionally, if additional funding is not secured when required, we may need to delay or curtail our operations until such funding is received, which would have a material adverse impact on our business prospects and results of operations.
We believe that our cash and cash equivalents and short-term investments as of December 31, 2020 will enable us to fund our operating expenses through the end of 2024.
Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2020	2019

Net cash used in operating activities	$(33,659)	$(20,975)
Net cash used in investing activities	(146,322)	(3,592)
Net cash (used in) provided by financing activities	330,866	(64)
Net (decrease) increase in cash and cash equivalents	$150,885	$(24,631)
Net Cash Used in Operating Activities
During the year ended December 31, 2020, net cash used in operating activities was $33.7 million and primarily reflected our net loss of $36.6 million, offset primarily by noncash charges of $1.9 million in stock-based compensation and depreciation and a $1.0 million net increase in our operating assets and liabilities.
During the years ended December 31, 2019, net cash used in operating activities was $21.0 million and primarily reflected our net loss of $24.0 million, offset primarily by noncash charges of $1.0 million in stock-based compensation and depreciation and a $2.2 million net increase in our operating assets and liabilities.
Net Cash Used in Investing Activities
During the year ended December 31, 2020, net cash used in investing activities was $146.3 million of which $183.2 million was used to purchase short-term investments, $37.6 million was received from the sale of short-term investments and $0.7 million was used to purchase property and equipment.
During the year ended December 31, 2019, net cash used in investing activities was $3.6 million of which $44.3 million was used to purchase short-term investments, $41.1 million was received from the sale of short-term investments and $0.4 million was used to purchase property and equipment.
Net Cash (Used in) Provided by Financing Activities
During the year ended December 31, 2020, net cash provided by financing activities was $330.9 million and was primarily from the sale of our Series B and B-1 redeemable convertible preferred stock and proceeds from our initial public offering.
During the year ended December 31, 2019, net cash used in financing activities was $0.1 million and was a result of payments for public offering costs.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations and commitments at December 31, 2020:

(in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$585	$1,483	$1,573	$2,542	$6,183
Total	$585	$1,483	$1,573	$2,542	$6,183
The Company also signed a new lease in January 2021 for the relocation of its Austin office, which is discussed in more detail in Note 12 to our financial statements included elsewhere in this Annual Report on Form 10-K. The following table summarizes our contractual obligations and commitments related to the new lease:

(in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligation	$209	$662	$696	$270	$1,837
Total	$209	$662	$696	$270	$1,837
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. Payments due upon cancellation consisting only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation are not included in the preceding tables as the amount and timing of such payments are not known.

We have not included any potential contingent payments upon the achievement by us of specified regulatory and commercial events, as applicable, or patent prosecution or royalty payments we may be required to make under the Heat License Agreement (as defined below). We have excluded these potential payments in the preceding tables because the timing and likelihood of these contingent payments are not currently known and would be difficult to predict or estimate. Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result primarily from obligations for various contract manufacturing organizations and clinical research organizations, which include potential payments we may be required to make under its agreements. The contracts also contain variable costs and milestones that are hard to predict as they are based on such things as patients enrolled and clinical trial sites. The timing of payments and actual amounts paid under contract manufacturing organization, or CMO, and CRO agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations. Also, those agreements are cancellable upon written notice by us and, therefore, not long-term liabilities.
Heat License Agreement
In June 2016, we entered into an Exclusive License Agreement, or the Heat License Agreement, with Heat Biologics Inc., or Heat. The Heat License Agreement was subsequently amended in November 2016, December 2016, and March 2017. Pursuant to the Heat License Agreement, Heat granted to us a worldwide, sublicensable exclusive license to research, develop, manufacture, and commercialize products under three provisional patent applications, including all patents issuing from such applications, or the Fusion Protein Patent Rights and a worldwide, sublicensable nonexclusive license to research, develop, manufacture, and commercialize certain know-how owned and controlled by Heat related to the Fusion Protein Patent Rights.
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
In addition to an upfront payment of $50,000, which we made in 2016, the Heat License Agreement requires us to make further payments to Heat in the future of up to $20.6 million in the aggregate, for the achievement of specified development, regulatory, and commercial sale milestones for certain licensed products. We are also required to pay Heat a percentage of certain upfront fees or other non-royalty payments not tied to milestone events that we receive in connection with certain sublicenses of the Fusion Protein Patent Rights. We will be required to pay Heat a royalty on all worldwide net sales by us, our affiliates, and sublicenses of certain licensed products in the low single digits. Royalties are payable, on a product-by-product and country-by-country basis, commencing on the first commercial sale of such product and continuing until the last-to-expire valid patent claim to the licensed patent rights that cover such product in that country.
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
While our significant accounting policies are described in more detail in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements.
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
We determine transaction price based on the amount of consideration we expect to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, we estimate the probability and extent of consideration we expect to receive under the contract utilizing either the most-likely amount method or expected amount method, whichever best estimates the amount expected to be received. We then consider any constraints on the variable consideration and include in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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
The Black-Scholes option-pricing model requires the use of subjective assumptions that include the expected stock price volatility and the fair value of the underlying common stock on the date of grant. See Note 9 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the year ended December 31, 2020.
Recent Accounting Pronouncements
See Note 2 to our financial statements found elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our financial statements.
Emerging Growth Company and Smaller Reporting Company Status
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
We have evaluated the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation exemptions to the requirements for (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenues of at least $1.07 billion or (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
We are also a “smaller reporting company” as defined under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 7A. Qualitative and Quantitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8. Audited Financial Statements
SHATTUCK LABS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Shattuck Labs, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Shattuck Labs, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2018.
Austin, Texas
March 16, 2021

SHATTUCK LABS, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$157,898	$7,013
Short-term investments	177,551	32,074
Prepaid expenses and other current assets	10,190	3,355
Total current assets	345,639	42,442
Property and equipment, net	3,000	2,437
Other assets	349	90
Total assets	$348,988	$44,969

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,754	$3,051
Accrued expenses	7,352	4,039
Deferred revenue - related party	7,728	12,894
Total current liabilities	16,834	19,984
Deferred revenue - related party net of current portion	21,306	9,571
Deferred rent	987	898
Total liabilities	39,127	30,453
Commitments and contingencies (Note 6)

Series A redeemable convertible preferred stock; $0.0001 par value: none and 1,093,019 authorized as of December 31, 2020 and 2019, respectively; none and 1,093,019 issued and outstanding as of December 31, 2020 and 2019, respectively	—	49,064
Series B redeemable convertible preferred stock; $0.0001 par value: none and 550,571 authorized as of December 31, 2020 and 2019, respectively; none issued and outstanding as of December 31, 2020 and 2019	—	—
Series B-1 redeemable convertible preferred stock; $0.0001 par value: none and 1,319,964 authorized as of December 31, 2020 and 2019, respectively; none issued and outstanding as of December 31, 2020 and 2019	—	—
Stockholders’ equity (deficit):
Common stock; $0.0001 par value: 300,000,000 shares authorized, 41,779,183 and 7,632,777 shares issued and 41,767,431 and 7,600,877 shares outstanding at December 31, 2020 and 2019, respectively	5	1
Additional paid-in capital	382,012	887
Accumulated other comprehensive income (loss)	(63)	54
Accumulated deficit	(72,093)	(35,490)
Total stockholders’ equity (deficit)	309,861	(34,548)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$348,988	$44,969
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Collaboration revenue - related party	$9,934	$9,887
Operating expenses:
Research and development	37,483	29,218
General and administrative	9,382	5,736
Expense from operations	46,865	34,954
Loss from operations	(36,931)	(25,067)

Other income (expense):
Interest income	549	1,184
Other	(221)	(99)
Total other income	328	1,085
Net loss	$(36,603)	$(23,982)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(117)	54
Comprehensive loss	$(36,720)	$(23,928)

Net loss per share—basic and diluted	$(2.36)	$(3.17)
Weighted-average shares outstanding—basic and diluted	15,506,067	7,556,812
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	1,093,019	$49,064	—	$—	—	$—	7,495,988	$1	$426	$—	$(11,508)	$(11,081)
Exercise of stock options	—	—	—	—	—	—	84,741	—	—	—	—	—
Vesting of common stock previously subject to vesting requirements	—	—	—	—	—	—	20,148	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	461	—	—	461
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	—	—	—	—	—	(23,982)	(23,982)
Balance at December 31, 2019	1,093,019	$49,064	—	$—	—	$—	7,600,877	$1	$887	$54	$(35,490)	$(34,548)
Sales of Series B Redeemable convertible preferred stock, net of issuance costs	—	—	550,571	34,427	—	—	—	—	—	—	—	—
Sales of Series B-1 Redeemable convertible preferred stock, net of issuance costs	—	—	—	—	1,319,964	82,613	—	—	—	—	—	—
Conversion of Series A redeemable convertible preferred stock	(1,093,019)	(49,064)	—	—	—	—	7,487,151	1	49,063	—	—	49,064
Conversion of Series B redeemable convertible preferred stock	—	—	(550,571)	(34,427)	—	—	3,771,363	1	34,426	—	—	34,427
Conversion of Series B-1 redeemable convertible preferred stock	—	—	—	—	(1,319,964)	(82,613)	9,041,739	1	82,612	—	—	82,613
Issuance of common stock upon initial public offering, net of issuance cost	—	—	—	—	—	—	13,664,704	1	213,529	—	—	213,530
Exercise of stock options	—	—	—	—	—	—	181,449	—	229	—	—	229
Vesting of common stock previously subject to vesting requirements	—	—	—	—	—	—	20,148	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,266	—	—	1,266
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	—	—	—	—	—	—	(36,603)	(36,603)
Balance at December 31, 2020	—	$—	—	$—	—	$—	41,767,431	$5	$382,012	$(63)	$(72,093)	$309,861
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operations:
Net loss	$(36,603)	$(23,982)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	618	537
Stock-based compensation	1,266	461
Accretion of short-term investments	1	(166)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,835)	1,903
Non-current assets	(326)	—
Accounts payable	(1,751)	1,003
Accrued expenses	3,313	2,276
Deferred revenue—related party	6,569	(2,966)
Deferred rent	89	(41)
Net cash used in operating activities	(33,659)	(20,975)

Cash flows from investing activities:
Purchases of property and equipment	(727)	(470)
Sale and maturities of short-term investments	37,595	41,148
Purchases of short-term investments	(183,190)	(44,270)
Net cash used in investing activities	(146,322)	(3,592)

Cash flows from financing activities:
Proceeds from the initial public offering	232,301	—
Issuance costs of the initial public offering	(18,738)	(34)
Proceeds from sale of Series B-1 redeemable convertible preferred stock	83,000	—
Issuance costs of Series B-1 redeemable convertible preferred stock	(387)	—
Proceeds from sale of Series B redeemable convertible preferred stock	34,620	—
Issuance costs of Series B redeemable convertible preferred stock	(159)	(30)
Proceeds from exercise of stock options	229	—
Net cash (used in) provided by financing activities	330,866	(64)
Net increase (decrease) in cash and cash equivalents	150,885	(24,631)

Cash and cash equivalents, beginning of period	7,013	31,644
Cash and cash equivalents, end of period	$157,898	$7,013

Supplemental disclosures of noncash financial activities:
Accrued public offering costs	$—	$3
Unpaid amounts related to purchase of property and equipment	$454	$—
See accompanying notes to financial statements

SHATTUCK LABS, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization and Description of Business
Shattuck Labs, Inc. (the “Company”) was incorporated in 2016 in the State of Delaware and is a clinical-stage biopharmaceutical company developing dual-sided fusion proteins, including its ARC® and GADLEN™ platforms, as novel classes of biologic medicines capable of multifunctional activity with potential applications in oncology and inflammatory diseases. Using its proprietary technology, the Company is building a pipeline of therapeutics, initially focused on the treatment of solid tumors and hematologic malignancies. The Company has two clinical-stage product candidates, SL-172154 and SL-279252, and has several compounds in preclinical development.
Stock Split
Effective October 1, 2020, the Board of Directors and the stockholders of the Company approved a 6.85-for-1 stock split of the Company’s outstanding common stock and adjusted the conversion ratio of the Company’s preferred stock accordingly. All common stock, preferred stock, and per share information has been retroactively adjusted to give effect to this forward stock split and the adjusted conversion ratios for all periods presented. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately increased and the respective per share value and exercise prices, if applicable, were proportionately decreased in accordance with the terms of the agreements governing such securities. There were no changes in the par values of the Company’s common stock and preferred stock as a result of the forward stock split.
Initial Public Offering
On October 14, 2020, the Company completed the initial public offering ("IPO") of its common stock pursuant to a Registration Statement on Form S-1 as amended (File Nos. 333-248918 and 333-249393). The Company sold an aggregate of 13,664,704 shares of common stock (including 1,782,352 shares issued pursuant to the underwriters' option to purchase additional shares) at a public offering price of $17.00 per share. The Company received net proceeds of approximately $213.5 million, after deducting underwriting discounts and commissions and offering expenses of $18.8 million. Upon the completion of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into 20,300,253 shares of common stock.
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $72.1 million as of December 31, 2020. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements, and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and short-term investments of $335.4 million as of December 31, 2020, are sufficient to fund projected operations of the Company through at least the end of 2024.
COVID-19 Pandemic
On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The virus and actions taken to mitigate its spread have had, and are expected to continue to have, a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates and conducts its business and which the Company’s partners operate and conduct their business. The Company is currently following the recommendations of local health authorities to minimize exposure risk for its team members and visitors. However, the scale and scope of this pandemic is unknown and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While the Company has implemented specific business continuity plans to reduce the potential impact of COVID-19, there is no guarantee that the Company’s continuity plans will be successful.
The Company has already experienced disruptions to its business such as work-from-home orders for offices and similar disruptions have occurred for its partners. Specifically, the outbreak has caused disruptions in its ability to manufacture clinical trial materials, including the acquisition of raw materials needed for such manufacturing, enrollment and treatment of patients in clinical trials in process, and slowdowns and shutdowns of the laboratories and other service providers that are being relied upon in the development of the Company’s product candidates.

The extent to which the COVID-19 pandemic or any other health epidemic may impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to mitigate its impact, among others. Accordingly, the COVID-19 pandemic could have a material adverse effect on the Company’s business, results of operations and financial condition.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates, if any, are recorded in the period in which they become known and actual results could differ from management’s estimates.
Segment Information
Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one segment.
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
Management believes that the carrying amounts of the Company’s financial instruments, including short-term investments and accounts payable, approximate fair value due to the short-term nature of those instruments.
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
All of the Company’s revenue is derived from its collaboration agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) (see Note 8).
The Company is highly dependent on a single third-party manufacturer to supply drug products for its research and development activities of its programs, including clinical trials and non-clinical studies. These programs could be adversely affected by a significant interruption in the supply of such drug products.

The Company is highly dependent on two contract research organizations (“CROs”) and a limited number of third-party service providers to manage and support its clinical trials. These programs could be adversely affected by a significant disruption in services provided by these CROs and third parties.
Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash equivalents consisted of $2.7 million held in operating accounts, $80.2 million in money market funds and $75.0 million in government obligations as of December 31, 2020 and $6.5 million in a money market fund and $0.5 million in operating accounts as of December 31, 2019.
Short-Term Investments
Short-term investments consist of highly rated debt securities and U.S. Treasury and corporate entity commercial paper with maturities of more than three months but less than one year at the date of purchase. The Company classifies its short-term investments at the time of purchase as available-for-sale securities and are carried at fair value. Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive income, a component of stockholders’ equity (deficit), until realized. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020, which amended our accounting for available-for-sale debt securities. Credit impairments are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the consolidated statement of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive gain/(loss) in the consolidated balance sheets. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter.
Deferred Offering Costs
The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded against gross proceeds.
Series A, Series B and Series B-1 Redeemable Convertible Preferred Stock
The Company records shares of redeemable convertible preferred stock at their respective fair values on the date of issuance, net of issuance costs. The redeemable convertible preferred stock is recorded outside of stockholders’ equity on the balance sheet because the shares contain liquidation features that are not solely within the Company’s control. Upon the completion of the Company’s IPO in the fourth quarter of 2020, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into common stock. See Note 7 for a discussion of the redeemable convertible preferred stock.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include prepaid expenses for general business purposes and services used in research projects, which are stated at cost and amortized on a straight-line basis over the related period of benefit. Supplies and materials that have multiple applications for alternative future use are expensed as they are consumed.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of the asset. Expenditures for repairs and maintenance that do not extend the estimated useful life or improve an asset are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization of assets disposed of are removed from the accounts, and any resulting gain or loss is included in the statement of operations and comprehensive loss.
Depreciation periods are as follows:

Office equipment	3 years
Furniture and fixtures	5 to 10 years
Lab equipment	5 years
Leasehold improvements	Shorter of lease term or 15 years
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable, and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the years ended December 31, 2020 and 2019.
Deferred Rent
The Company records rent expense on a straight-line basis over the term of the leases and, accordingly records the difference between cash payments and the recognition of rent expense as a deferred rent asset or liability. Incentives granted under the Company’s leases, including allowances to fund leasehold improvements, are deferred and recognized as adjustments to rent expense on a straight-line basis over the term of the leases.
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
The Company determines transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, the Company estimates the probability and extent of consideration it expects to receive under the contract utilizing either the most-likely amount method or expected amount method, whichever best estimates the amount expected to be received. The Company then considers any constraints on the variable consideration and includes in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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
The Company’s collaboration revenue arrangements includes the following:
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
Milestone Payments: At the inception of an agreement that includes research and development milestone payments, the Company evaluates each milestone to determine when and how much of the milestone to include in the transaction price. The Company first estimates the amount of the milestone payment that the Company could receive using either the expected value or the most-likely amount approach. The Company primarily uses the most-likely amount approach as that approach is generally most predictive for milestone payments with a binary outcome. Then, the Company considers whether any portion of that estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty.) The Company updates the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.
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
To date, the Company has not granted a development and commercialization license nor recognized any revenue related to sales-based royalties or milestone payments based on the level of sales.
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

A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including contract research and manufacturing organizations. The Company accrues for expenses resulting from obligations under agreements with CROs, contract manufacturing organizations (“CMOs”), and other outside service providers for which payment flows do not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. In the event advance payments are made to a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be amortized as the contracted services are performed. As actual costs become known, the Company adjusts its accruals and prepaid assets accordingly. Inputs, such as the services performed, the number of patients enrolled, or the study duration, may vary from the Company’s estimates, resulting in adjustments to research and development expense in future periods. The Company makes significant judgements and estimates in determining the accrual and/or prepaid balance in each reporting period and changes in these estimates may result in material changes to the Company’s accruals that could materially affect the Company’s results of operations.
Stock-Based Compensation
The Company recognizes the grant-date fair value of stock-based awards issued to employees and nonemployee board members as compensation expense on a straight-line basis over the vesting period of the award while awards containing a performance condition are recognized as expense when the achievement of the performance criteria is considered probable. The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options. The Company adjusts expense for forfeitures in the periods they occur.
Income Taxes
The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. Additionally, any changes in income tax laws are immediately recognized in the year of enactment.
A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. The deferred tax assets and liabilities are classified as noncurrent along with the related valuation allowance. Due to a lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.
The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on the technical merits, as the largest amount of benefits that is more likely than not to be realized upon the ultimate settlement. The Company’s policy is to recognize interest and penalties related to the unrecognized tax benefits as a component of income tax expense.
Net Loss Per Share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, convertible notes, stock options and unvested shares of restricted stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2020	2019
Redeemable convertible preferred stock as converted to common stock	—	7,487,151
Stock options	2,742,022	1,615,375
Unvested restricted stock	11,752	31,900
	2,753,774	9,134,426

Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss is comprised of the net loss and unrealized gains and losses on short-term investments.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 became effective for the Company during the first quarter of 2020. The Company adopted this pronouncement and it did not have a material impact on the financial statements or related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements, which changes the fair value measurement disclosure requirements of ASC 820, Fair Value Measurement (“ASC 820”). The goal of the ASU is to improve the effectiveness of ASC 820’s disclosure requirements. The standard is applicable to the Company for the fiscal year beginning January 1, 2020, and interim periods within that year. The Company adopted this pronouncement and it did not have a material impact on the financial statements or related disclosures.
Recently Issued Accounting Pronouncements (not yet adopted)
In February 2016, the FASB issued ASU No. 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. On April 8, 2020, the FASB proposed to defer the effective date of this ASU until annual periods beginning after December 15, 2021. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in ASC 740, Income Taxes and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of this ASU, but does not expect a material impact to the financial statements upon adoption.
3. Short-Term Investments
The following table represents the Company’s available for sale short-term investments by major security type (amounts in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Short-term investments:
U.S. government securities	$177,614	$(63)	$177,551
Total short-term investments	$177,614	$(63)	$177,551

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain/(Loss)	Total Fair Value
Short-term investments:
Corporate securities	$5,375	$(17)	$5,358
U.S. government securities	26,645	71	26,716
Total short-term investments	$32,020	$54	$32,074
The Company’s short-term investment instruments and cash and cash equivalents are classified using Level 1 inputs in within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities as of December 31, 2020 have an average maturity of 0.6 years.
4. Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2020	2019
Office equipment	$105	$88
Furniture and fixtures	157	156
Lab equipment	2,790	1,982
Leasehold improvements	1,073	1,073
Construction in progress	355	—
	4,480	3,299
Accumulated depreciation and amortization	(1,480)	(862)
Property and equipment, net	$3,000	$2,437
Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $0.6 million and $0.5 million, respectively.
5. Accrued Expenses
Accrued expenses consisted of the following (amounts in thousands):

	December 31,
	2020	2019
Research and development contract costs	$5,382	$2,648
Compensation and related benefits	1,551	966
Other	419	425
Total accrued expenses	$7,352	$4,039
6. Commitments and Contingencies
Operating Leases
Future minimum payments, by year and in aggregate, under non-cancelable operating leases consist of the following as of December 31, 2020 (amounts in thousands):

2021	$585
2022	730
2023	753
2024	775
2025	798
Thereafter	2,542
Total minimum lease payments	$6,183
The Company recognized rent expense of $0.4 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.
Heat License Agreement
In connection with a license agreement with Heat Biologics Inc. (“Heat”), the Company is required to make payments of up to $20.6 million in aggregate for the achievement of specified development, regulatory and commercial sales milestones for certain licensed products. The Company is required to pay Heat a percentage of upfront fees or other non-royalty payments not tied to milestone events that it receives in connection with certain sublicenses of the licensed patents. The Company is also required to pay Heat a royalty on all of its worldwide net sales, those of its affiliates and sublicenses of certain licensed patents in the low single digits. The Company has not recorded a liability for the payments aforementioned given the achievement of specified development, regulatory and commercial sales milestones for certain licensed products is not probable as of the balance sheet date.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of December 31, 2020, management was not aware of any existing, pending, or threatened legal actions that may have a material impact on the financial position, results of operations, or cash flows of the Company.
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which the Company cannot reasonably predict future payment. The Company’s contractual obligations result primarily from obligations for various contract manufacturing organizations and clinical research organizations, which include potential payments we may be required to make under our agreements. The contracts also contain variable costs and milestones that are hard to predict as they are based on such things as patients enrolled and clinical trial sites. The timing of payments and actual amounts paid under CMO and CRO agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations. Also, these agreements are cancellable upon written notice by the Company and, therefore, not long-term liabilities.
7. Preferred Stock
During the year ended December 31, 2020, the Company entered into various stock purchase agreements with new and existing investors pursuant to which the Company sold an aggregate 550,571 shares of Series B redeemable convertible preferred stock (“Series B”) and 1,319,964 shares of Series B-1 redeemable convertible preferred stock (“Series B-1”) at $62.88051 per share for net proceeds of $117.0 million.
The Company’s Series A, Series B and Series B-1 redeemable convertible preferred stock converted into common stock upon the completion of the IPO and the rights, preferences, and terms are no longer applicable.
8. Collaboration Agreement - Related Party
In August 2017, the Company entered into a Collaboration Agreement with Takeda related to the development of certain ARC molecules, as amended in April 2018, October 2018 and March 2020, (the “Collaboration Agreement”). Under the Collaboration Agreement, the Company is responsible to use commercially reasonable efforts to further research and development of six molecules. At the end of the development term Takeda may elect (on a molecule-by-molecule basis) to license exclusively and obtain exclusive rights to undertake further clinical development and commercialization of up to four molecules. Additionally, Takeda was granted a right of first negotiation (“ROFN”) to enter into licenses for each molecule within a specified class of ARC molecules.
The Company received payments of $14.0 million and $8.5 million in the years ended December 31, 2020 and 2019, respectively, and has recognized total revenue of $51.9 million through December 31, 2020 under the Collaboration Agreement. The Company assessed this arrangement in accordance with ASC 606 and concluded that the Collaboration Agreement had four distinct performance obligations representing the combination of research and development services and participation in a joint development committee associated with six molecules. The Company also concluded that since the option for the exclusive license is deemed to be at fair value, the option does not provide the customer with a material right; and should be accounted for if and when the option is exercised. Finally, the Company noted that the ROFN does not guarantee that Takeda can negotiate a license for molecules at prices that are below their respective standalone selling prices and further noted that if Takeda exercises the ROFN, the license fee will be negotiated at standalone selling price for each molecule.
The Company recognizes revenue for the allocated up-front payments using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company used actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. Revenue is recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligation over the estimated service period. The Company recognizes revenue related to the reimbursable cost as they are incurred.
9. Stock-Based Compensation
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. As of December 31, 2020, there were no shares available for future grants under the 2016 Stock Incentive Plan. The total number of shares authorized under the 2020 Plan as of December 31, 2020 was 3,957,953. 3,730,934 shares are available for future grants as of December 31, 2020. The 2020 Plan permits the granting of options and restricted stock. The terms of the agreements under the 2020 Plan are determined by the Company’s Board of Directors. The Company’s awards vest based on the terms in the agreements and generally vest over four years and have a term of 10 years.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying audited statements of operations and comprehensive loss (amounts in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$531	$217
General and administrative	735	244
Total stock-based compensation	$1,266	$461
The following table summarizes option activity under the 2020 Plan and the 2016 Stock Incentive Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at January 1, 2020	1,615,375	$2.60	8.95
Granted	1,344,058	13.34
Exercised	(181,449)	1.25
Forfeited	(35,962)	2.94
Balance at December 31, 2020	2,742,022	$7.95	8.82
Vested and expected to vest	2,689,012	$7.95	8.82
Exercisable at the end of the period	868,777	$3.01	8.00
Options granted during the years ended December 31, 2020 and 2019 had weighted-average grant-date fair values of $8.93 and $1.87 per share, respectively. As of December 31, 2020, the unrecognized compensation cost was $12.4 million and will be recognized over an estimated weighted-average amortization period of 2.77 years. The aggregate intrinsic value of options exercised as of December 31, 2020 and 2019 was $49.7 million and $0.4 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2020 was $42.9 million.
The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at grant date, expected term, expected stock price volatility, risk-free interest rate, and dividend yield. The fair value of stock options during the years ended December 31, 2020 and 2019 was determined using the methods and assumptions discussed below.
•The expected term of employee stock options with service-based vesting is determined using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data. The expected term of nonemployee options is equal to the contractual term.
•The expected stock price volatility is based on historical volatilities of comparable public entities within the Company’s industry.
•The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the expected term.
•The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay a dividend on its common stock.
•Prior to the Company’s IPO, its Board of Directors periodically estimated the fair value of the Company’s common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm. Subsequent to the Company’s IPO, the shares are issued at no less than the market price on date of grant.
The grant date fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019
Expected term - years	5.94	5.96
Expected volatility	75.3%	64.9%
Risk-free interest rate	0.5%	1.8%
Expected dividends	—	—
Fair value of common stock	$13.34	$3.17
For accounting purposes, the restricted shares are considered the issuance of share-based payments as opposed to the sale of stock and as such, the Company has recognized compensation expense for these awards. Twenty-five percent of the shares became immediately vested and the remaining shares vest monthly over 36 months so long as the executive remains employed by or provides service to the Company. In the event the grantee ceases to provide service, the Company has the option to repurchase any or all of the unvested shares at the original issuance price.
The following table summarizes the activity relating to these shares:

Awards
Outstanding at December 31, 2019	31,900
Vested	(20,148)
Outstanding at December 31, 2020	11,752
10. Income Taxes
The Company recorded no federal provision for income taxes as of December 31, 2020 and 2019 due to reported net losses since inception. A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
	2020	2019
Income tax benefit computed at federal statutory tax rate	$(7,687)	$(5,036)
State income taxes	—	—
Change in valuation allowance	8,717	5,291
Return to provision adjustments	(745)	(24)
General business credits	(1,114)	(672)
Other permanent differences	119	82
Change in uncertain tax position	223	359
Other	487	—
Income tax benefit	$—	$—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (amounts in thousands):

	December 31,
	2020	2019
Deferred tax asset:
Net operating loss carryforwards	$9,891	$2,948
Accrued expenses and other	1,345	251
Stock compensation	182	25
Credit carryforwards	3,708	1,919
Deferred revenue	2,631	3,264
Capital loss carryforwards	27	—
Gross deferred tax asset	17,784	8,407
Less valuation allowance	(17,285)	(8,233)
Net deferred tax asset	499	174
Deferred tax liability:
Depreciation and amortization	(121)	(158)
Prepaid expenses	(378)	(16)
Total deferred tax liability	(499)	(174)
Total net deferred tax asset	$—	$—
The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by $8.7 million and $5.3 million during the years ended December 31, 2020 and 2019, respectively, primarily due to continuing loss from operations, general business credit carryforwards, and deferred revenue.
As of December 31, 2020 and 2019, the Company had gross U.S. net operating loss carryforwards (“NOLs”) of $47.1 million and $14.0 million, respectively. As of December 31, 2020 and 2019, the Company had gross state net operating loss carryforwards of $0.2 million. As of December 31, 2020 and 2019, the Company had U.S. tax credit carryforwards of $4.5 million and $2.3 million, respectively. The net operating loss and tax credit carryforwards will begin to expire in 2036, if not utilized. The net operating loss and credit carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the net operating loss or credit carryforwards are utilized.
Section 382 of the Internal Revenue Code limits the utilization of NOLs following a change of control. After the 2019 financial statements were filed, the Company completed a Section 382 study from formation through October 14, 2020. Although an ownership change occurred during 2020, no NOL carryforwards or R&D credit carryforwards which the Company has recorded a deferred tax asset for are expected to expire as a result of the limitation.
A reconciliation of the Company’s liability for unrecognized tax benefits is as follows:

	Year Ended December 31,
	2020	2019
Balance, beginning of the year	$560	$201
Increase for tax positions related to the current year	223	359
Decrease for tax positions related to prior years	—	—
Balance, end of year	$783	$560
All of the Company’s gross unrecognized tax benefits, if recognized, would affect its effective tax rate. The Company does not expect unrecognized tax benefits to decrease within the next twelve months due to the lapse of statute limitations. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2020, the Company has not accrued any interest or penalties related to unrecognized tax benefits.
The Company files income tax returns in the U.S. and state jurisdictions. The Company is subject to examination by taxing authorities in its significant jurisdictions for the 2017, 2018, and 2019 tax years. There are no federal or state income tax audits in progress.

11. Related Party
As of December 31, 2019, Takeda had a right to appoint a director to the Company’s Board of Directors and held an approximate 14% ownership interest in the Company’s outstanding shares. As a result, all revenue, accounts receivable and deferred revenue related to the Collaboration Agreement in 2019 represented related party transactions. Following the completion of the IPO in October 2020, the director appointed by Takeda resigned from the Company’s Board of Directors. As of December 31, 2020 Takeda held an approximate 5.0 % ownership interest in the Company’s outstanding shares. Considering the resignation of the Takeda director and percent ownership as of December 31, 2020, the Company no longer considers Takeda a related party. Prepaids and other current assets includes $2.6 million and none as of December 31, 2020 and 2019, respectively, of costs that are reimbursable by Takeda under the Collaboration Agreement.
12. Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through March 16, 2021, the date at which the financial statements were available to be issued, and there are no other items requiring disclosure except for the following:
In January 2021, the Company entered into a lease agreement for the Company’s office located in Austin, Texas. The lease includes approximately 8,000 square feet and has an expiration date of 6 years from commencement, which is expected in the second quarter of 2021. Total rent payments are estimated to be $1.8 million over the lease term.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. Additionally, for as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 12, 2021, we entered into amendments to the employment agreements with Taylor Schreiber, Lini Pandite, Casi DeYoung, Andrew R. Neill, and Erin Ator Thomson. On March 12, the Board determined to eliminate the position of Executive Chairman effective as of April 1, 2021, on which date Josiah Hornblower’s employment with the Company will terminate. On such date, he will remain as non-executive Chairman of the Board. See Part III, Item 11. “Executive Compensation—Employment Agreements & 2020 Equity Awards” and “Executive Compensation—Post-Employment Compensation and Change in Control Payments and Benefits.”

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth certain information regarding our executive officers and directors as of March 16, 2021.

Name	Age	Position
Executive Officers
Josiah Hornblower (1)	45	Executive Chairman and Director
Taylor Schreiber, M.D., Ph.D.	41	Chief Executive Officer and Director
Lini Pandite, MBChB	62	Chief Medical Officer
Casi DeYoung	50	Chief Business Officer
Erin Ator Thomson	41	General Counsel
Andrew R. Neill	35	Chief Financial Officer

Non-Employee Directors
Helen M. Boudreau (2)(3)	55	Director
Tyler Brous (2)(3)	38	Director
Neil Gibson, Ph.D. (2)(4)	64	Director
George Golumbeski, Ph.D. (3)(4)	63	Director
Michael Lee(4)	41	Director
__________

(1)	In connection with the Board’s decision to eliminate the position of Executive Chairman, Mr. Hornblower will separate from employment with the Company effective as of April 1, 2021. He will continue to serve as non-executive Chairman of the Board.
(2)	Member of the audit committee.
(3)	Member of the compensation committee.
(4)	Member of the nominating and corporate governance committee.
Our Board is divided into three classes, with members of each class holding office for staggered three-year terms. There are currently three Class I directors (Mr. Brous, Mr. Hornblower and Mr. Lee), whose terms expire at the 2021 annual meeting of stockholders; two Class II directors (Dr. Gibson and Dr. Golumbeski), whose terms expire at the 2022 annual meeting of stockholders; and two Class III directors (Ms. Boudreau and Dr. Schreiber), whose terms expire at the 2023 annual meeting of stockholders (in all cases until their successors have been elected and qualified or until the earlier of their resignation or removal).
The following is a biographical summary of the experience of our executive officers and directors:
Executive Officers
Josiah Hornblower. Mr. Hornblower founded Shattuck with Dr. Schreiber and has served on our Board since the company’s founding. He currently serves as the Executive Chairman of our Board. He previously served as our Chief Executive Officer and President from May 2016 to January 2020. Mr. Hornblower is a private biotechnology entrepreneur and has been involved in starting and operating several biotechnology companies. He co-founded Pelican Therapeutics, Inc. in 2009 and served as its Chief Executive Officer until it was sold in 2017. He currently serves on the boards of Population Bio, Inc., a gene discovery company, and the Daniel K. Thorne Foundation, where he heads the investment committee. Mr. Hornblower earned his B.A. in Art History from Trinity College and was a member of Phi Beta Kappa.
We believe Mr. Hornblower is qualified to serve on our Board because of his extensive experience forming and building biotechnology companies.
Taylor Schreiber, M.D., Ph.D. Dr. Schreiber is a co-founder of Shattuck. He served as our Chief Scientific Officer from January 2017 until January 2020, when he became our Chief Executive Officer, and has been a member of our Board since 2017. Dr. Schreiber is the lead inventor of Shattuck’s ARC and GADLEN technology platforms. From March 2014 to July 2015, Dr. Schreiber served as Vice President of Research & Development of Heat Biologics, Inc., an immunotherapy-focused biotechnology company, and subsequently served as Chief Scientific Officer of Heat Biologics until December 2016. He was a co-inventor of significant elements of Heat Biologics’ ImPACT and ComPACT technology platforms. From January 2011 to

March 2017, he also served as Chairman of the Scientific Advisory Board of Pelican Therapeutics, Inc. and was a co-inventor of Pelican’s TNFRSF25 agonist technology. Dr. Schreiber earned his B.A. in Biology from Bucknell University and his M.D. and Ph.D. from the Sheila and David Fuente Program in Cancer Biology at the University of Miami Miller School of Medicine.
We believe Dr. Schreiber is qualified to serve on our Board because of his extensive experience in the biopharmaceutical industry.
Lini Pandite, MBChB. Dr. Pandite has served as our Chief Medical Officer since July 2017. From May 2015 to June 2017, Dr. Pandite served as Head of Global Clinical Development and Senior Vice President at Adaptimmune Therapeutics plc, a clinical-stage biopharmaceutical company, where she was responsible for clinical development of the company’s immuno-oncology pipeline. From May 2001 to April 2015, Dr. Pandite served in a number of roles at GlaxoSmithKline plc, including Vice President, Medicines Development Leader, and Head Unit Physician for Oncology. Dr. Pandite was an attending physician at Sylvester Comprehensive Cancer Center/Jackson Memorial Hospital in Miami from January 1998 to November 2000 and at Dana Farber Cancer Institute in Boston from July 1993 to August 1996, and has held academic appointments at Harvard University and the University of Miami. She earned her MBChB from The University of Liverpool, England and her M.B.A. from Duke University.
Casi DeYoung. Ms. DeYoung has served as our Chief Business Officer since December 2019. From June 2018 to December 2019, Ms. DeYoung served as Vice President and Chief Operating Officer for ImmuneSensor Therapeutics, an immunotherapy-focused biotechnology company, where she was responsible for corporate strategy, start-up operations, intellectual property, oversight of the company’s first IND filing, and the initiation of a first-in-human Phase I clinical trial. She served as Chief Business Officer at Mirna Therapeutics, Inc., an oncology-focused biopharmaceutical company, from March 2014 to June 2017, Vice President of Business Development at Reata Pharmaceuticals, Inc. from May 2008 to December 2013, Vice President of Business Development at ODC Therapy, Inc. from November 2005 to March 2008, and in various roles at EMD Pharmaceuticals, Inc. and Merck KGaA from 2000 to 2005. Ms. DeYoung earned her B.S. in Chemistry from Southwestern University and her M.B.A. from the McCombs School of Business at the University of Texas at Austin.
Erin Ator Thomson. Ms. Thomson has served as our General Counsel since October 2017. From 2007 to 2017, she was an Associate, and later Counsel, at the law firm of Vinson & Elkins LLP in Austin, Texas, where she advised both early-stage biotech and pharma clients on a wide range of intellectual property and other legal issues, including strategic transactions, in-bound and out-bound licenses, collaborations, mergers and acquisitions, freedom-to-operate analyses, due diligence, assessment of IP portfolios, patent litigation, and licensing disputes. Ms. Thomson earned her B.S. in Biology from Pepperdine University and her J.D. from Baylor University, where she graduated summa cum laude. She conducted post-graduate research at the University of California, San Francisco and clerked for Chief Justice Wallace Jefferson of the Supreme Court of Texas. She is admitted to practice law in Texas and is a registered U.S. patent attorney.
Andrew R. Neill. Mr. Neill has served as our Chief Financial Officer since March 2021. He previously served as our Vice President of Finance and Corporate Strategy from July 2020 to March 2021 and as our Vice President of Corporate Development and Strategy from May 2017 to July 2020. From August 2010 to August 2016, Mr. Neill was the co-founder of Lumos Pharma, Inc., a biopharmaceutical company focused on developing therapeutics for genetic rare diseases. From March 2009 to February 2014, Mr. Neill served as Analyst at Innovations in Drug Development, LLC, a pharmaceutical and biotechnology research management consulting company. Mr. Neill earned his B.B.A. from Texas Christian University and his M.B.A. with majors in Health Care Management and Finance from The Wharton School at the University of Pennsylvania, where he was a Kaiser Fellow.
Non-employee Directors
Helen M. Boudreau. Ms. Boudreau has served as a member of our Board since July 2020. Ms. Boudreau has 30 years of experience across the biotechnology, pharmaceutical, consulting and banking industries. Most recently, from June 2018 to June 2019, she was Chief Operating Officer of the Bill & Melinda Gates Medical Research Institute, a non-profit biotechnology company. Previously, she served as Chief Financial Officer from July 2017 to June 2018 and board member from February 2016 to July 2017 for Proteostasis Therapeutics, Inc., a clinical-stage biopharmaceutical company. From October 2014 to June 2017, she served as Chief Financial Officer for FORMA Therapeutics, Inc., a clinical-stage biopharmaceutical company. Ms. Boudreau spent 16 years at Novartis and Pfizer in progressively senior finance and strategy roles, and worked earlier in her career at McKinsey & Company and Bank of America. She is currently a member of the board of directors of Premier, Inc., a healthcare improvement company, Field Trip Health, Evaxion Biotech, and Rallybio, a biotechnology company. Ms. Boudreau earned her B.A. in Economics from the University of Maryland, where she graduated summa cum laude, and her M.B.A. from the Darden Graduate School of Business at the University of Virginia.
We believe Ms. Boudreau is qualified to serve on our Board because of her financial expertise and extensive experience with biotechnology companies.

Tyler Brous. Mr. Brous has served on our Board since September 2016. He has worked at Lennox Capital Partners, a private equity firm, since 2011, and currently serves as its Managing Director and Portfolio Manager. From 2014 to 2016, Mr. Brous worked at Arog Pharmaceuticals, an oncology-focused pharmaceutical company, in various roles, including the acting Chief Financial Officer, leading their capital markets and business development efforts. Prior to joining Lennox Capital Partners, Mr. Brous worked as a senior analyst at YX Funds, a hedge fund in Dallas, from 2007 to 2011. Mr. Brous started his career in the M&A group of Citigroup in New York. He has served on the board of directors of ColdQuanta, Inc since 2020 and previously served on the board of CerSci Therapeutics, Inc. from 2018 until its sale in 2020. Mr. Brous earned his B.S. in Finance and Business Honors from the University of Texas, where he graduated summa cum laude.
We believe Mr. Brous is qualified to serve on our Board because of his extensive experience investing in, guiding, and leading biotech companies.
Neil Gibson, Ph.D. Dr. Gibson has served as a member of our Board since November 2016. Dr. Gibson has served as President and Chief Executive Officer of Adanate, a COI Pharmaceuticals, Inc. company focused on immunotherapies, since 2017, where he is responsible for the creation of novel drug discovery companies based on innovative and disruptive technologies. Dr. Gibson has held various senior positions within the biotechnology and pharmaceutical industry, including President and Chief Executive Officer of PDI Therapeutics from 2017 to 2020; Senior Vice President of BioAtla, Inc. from 2015 to 2016; Chief Scientific Officer of Regulus Therapeutics from 2011 to 2015; and Chief Scientific Officer and Oncology Therapeutic Area Head of Pfizer Oncology from 2007 to 2011. While at Pfizer, Dr. Gibson was also a member of the Pfizer Oncology Business Unit Executive team. Dr. Gibson has served on the board of TCR2 and Causeway Therapeutics since 2017 and previously served on the board of Cytosen Therapeutics from 2016 to 2019. Dr. Gibson earned his B.Sc. in Pharmacy from the University of Strathclyde in Glasgow, Scotland and his Ph.D. from the University of Aston in Birmingham, England.
We believe Dr. Gibson is qualified to serve on our Board because of his extensive experience as an executive officer in the biopharmaceutical industry.
George Golumbeski, Ph.D. Dr. Golumbeski has served as a member of our Board since January 2018 and has more than 25 years of experience in the biotechnology industry. From August 2018 to August 2019, he served as President of GRAIL, Inc., an oncology-focused healthcare company. From March 2009 to April 2018, Dr. Golumbeski served as the Executive Vice President of Business Development of Celgene Corporation, an oncology and immunology-focused pharmaceutical company, where he was responsible for forging collaborations with biotechnology companies seeking to bring breakthrough medications to people suffering from cancer and chronic inflammation. He currently serves on the board of directors of several biotechnology companies, including MorphoSys AG, Sage Therapeutics, Inc., and Carrick Therapeutics. Dr. Golumbeski earned his B.S. in Biology from the University of Virginia and his Ph.D. in Genetics from the University of Wisconsin-Madison, and conducted his post-doctoral research in molecular biology at the University of Colorado-Boulder.
We believe Dr. Golumbeski is qualified to serve on our Board because of his extensive management experience and service on the boards of directors of numerous biotech companies.
Michael Lee. Mr. Lee has served as a member of our Board since June 2020. Mr. Lee has served as Co-Founder and Portfolio Manager at Redmile Group, LLC, a health care-focused investment firm based in San Francisco and New York, since 2007. Prior to Redmile, he worked as a biotechnology investor at Steeple Capital, Welch Capital Partners and Prudential Equity Group. Mr. Lee currently serves on the board of directors of Fate Therapeutics, Inc. and IGM Biosciences, Inc. Mr. Lee earned his B.S. in Molecular and Cellular Biology from the University of Arizona.
We believe Mr. Lee is qualified to serve on our Board because of his long industry experience and experience as an investor in biotechnology companies.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Code of Conduct
We have adopted a Code of Conduct and Ethics that establishes the standards of ethical conduct applicable to all our directors, officers and employees. It addresses, among other matters, compliance with laws and policies, conflicts of interest, corporate opportunities, regulatory reporting, external communications, confidentiality requirements, insider trading, proper use of assets, and how to report compliance concerns. A copy of the code is available on the Corporate Governance section of our website, which is located at https://ir.shattucklabs.com/corporate-governance/documents-and-charters. We intend to disclose any amendments to the Code of Conduct and Ethics, or any waivers of its requirements, on our website to the extent required by applicable rules. The Audit Committee is responsible for applying and interpreting our Code of Conduct and Ethics in situations where questions are presented to it.
Audit Committee and Audit Committee Financial Expert

We have a separately designated standing Audit Committee. The members of our Audit Committee are Helen M. Boudreau, Tyler Brous, and Neil Gibson, each of whom qualifies as an “independent” director for audit committee purposes, as defined under SEC and Nasdaq listing rules and has sufficient knowledge in financial and auditing matters to serve on the audit committee. Ms. Boudreau chairs the Audit Committee. Additionally, Ms. Boudreau qualifies as an “audit committee financial expert” as defined under SEC rules.
Item 11. Executive Compensation
Our named executive officers, or NEOs, for 2020, which consist of our principal executive officers in 2020 and our two other most highly compensated executive officers who served during the year ended December 31, 2020, are:
•Dr. Taylor Schreiber, our Chief Executive Officer;
•Josiah Hornblower, our Executive Chairman and former Chief Executive Officer(1);
•Arundathy Nirmalini (Lini) Pandite, our Chief Medical Officer; and
•Casi DeYoung, our Chief Business Officer.

(1)
On March 12, 2021, the Board determined to eliminate the position of Executive Chairman effective as of April 1, 2021. In connection with such position elimination, Mr. Hornblower’s employment with the Company will terminate effective as of April 1, 2021. He will continue to serve as non-executive Chairman of the Board.

2020 Summary Compensation Table
The following table summarizes the compensation awarded to, earned by or paid to our NEOs for the years ended December 31, 2020 and 2019. Dr. Schreiber and Ms. DeYoung were not NEOs for 2019 and thus only their compensation for the year ended December 31, 2020 is included.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation ($)(4)	Total ($)
Taylor Schreiber, Chief Executive Officer (1)	2020	394,531	1,569,357	116,400	15,178	2,095,466
Josiah Hornblower,	2020	325,000	1,039,337	94,575	854	1,459,766
Executive Chairman and Former Chief Executive Officer (1)	2019	325,000	—	58,500	868	384,368
Arundathy Nirmalini (Lini) Pandite,	2020	417,500	1,248,444	147,683	17,819	1,831,446
Chief Medical Officer	2019	405,000	—	120,488	11,944	537,432
Casi DeYoung, Chief Business Officer	2020	340,000	773,172	98,940	1,721	1,213,833
__________

(1)
Effective as of January 29, 2020, Mr. Hornblower stepped down as our Chief Executive Officer, was appointed as Executive Chairman of the Board, and Dr. Schreiber was appointed as the new Chief Executive Officer. Prior to his appointment as Chief Executive Officer, Dr. Schreiber served as our Chief Scientific Officer. Effective as of April 1, 2021, Mr. Hornblower will step down from employment with the Company in connection with the decision to eliminate the position of Executive Chairman. He will continue to serve as non-executive Chairman of the Board.

(2)
Amounts shown in this column represent the aggregate grant date fair value (calculated in accordance with FASB Accounting Standards Codification Topic 718) of stock options granted during the year. A description of the methodologies and assumptions we use to value equity awards and the manner in which we recognize the related expense are described in Note 9 to our audited financial statements, Stock-Based Compensation, included in this Annual Report on Form 10-K. These amounts may not correspond to the actual value eventually realized by each NEO because the value depends on the market value of our common stock at the time the award is exercised and retention of the award through the applicable vesting period.

(3)
Following the end of the fiscal year, we paid each of our NEOs bonuses in respect of our performance in the prior fiscal year based on the achievement of individual and company performance goals, described in further detail below.

(4)	Represents the sum of company 401(k) plan matching contributions and life and AD&D insurance premiums paid on behalf of each of our NEOs.
Outstanding Equity Awards at 2020 Fiscal-Year End

The following table sets forth information regarding outstanding equity awards as of December 31, 2020 for each of our NEOs. These awards have been adjusted to reflect our 6.85 for 1 stock split that occurred effective October 1, 2020.

		Option Awards(1)				Stock Awards(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Taylor Schreiber	8/6/2020	—	85,650	4.67	8/5/2030	—	—
	8/6/2020	—	102,725	4.67	8/5/2030	—	—
	12/22/2020	—	27,563	53.02	12/22/2030	—	—
Josiah Hornblower	8/6/2020	—	85,650	4.67	8/5/2030	—	—
	8/6/2020	—	102,725	4.67	8/5/2030	—	—
	12/22/2020	—	12,954	53.02	12/22/2030	—	—
Arundathy Nirmalini (Lini) Pandite	6/1/2017	—	—	—	—	11,752	615,922
	12/22/2017	2,140	3,723	0.01	12/21/2027	—	—
	9/19/2018	41,144	22,561	2.95	9/18/2028	—	—
	8/6/2020	—	62,809	4.67	8/5/2030	—	—
	8/6/2020	—	19,391	4.67	8/5/2030	—	—
	12/22/2020	—	755	53.02	12/22/2030	—	—
	12/22/2020	—	26,808	53.02	12/22/2030	—	—
Casi DeYoung	12/4/2019	31,545	94,635	3.17	12/3/2029	—	—
	12/4/2019	10,924	32,776	3.17	12/3/2029	—	—
	8/6/2020	—	5,138	4.67	8/5/2030	—	—
	8/6/2020	—	25,687	4.67	8/5/2030	—	—
	12/22/2020	—	1,433	53.02	12/22/2030	—	—
	12/22/2020	—	17,310	53.02	12/22/2030	—	—
__________

(1)
Each option award expires on or just prior to the tenth anniversary of the date of grant. Twenty-five percent of each stock option award vests on the one-year anniversary of the grant date (or the vesting commencement date specified in the award agreement for 2020 grants) and the remainder of the shares underlying the options vest in equal installments over the next 36 months, subject to the applicable NEO’s continued service through each such vesting date. The vesting commencement dates for Dr. Pandite’s option awards were July 24, 2017 and May 15, 2018 for her awards granted in 2017 and 2018, respectively, and for Ms. DeYoung’s option awards granted in 2019, the vesting commencement date was December 9, 2019.

(2)
Represents a restricted stock award which vests in equal monthly installments through July 24, 2021, subject to Dr. Pandite’s continued service through each such vesting date. Market value is calculated based on our closing stock price of $52.41 per share as of December 31, 2020.

All company equity awards currently outstanding, including stock options and stock awards held by our named executive officers, that were granted prior to the completion of our IPO in October 2020 were granted under the Shattuck Labs, Inc. 2016 Stock Incentive Plan. Such plan was discontinued in connection with the IPO and outstanding awards thereunder were cancelled and replaced with equivalent awards under our 2020 Stock Incentive Plan. All equity awards granted following October 2020 were granted under the Shattuck Labs, Inc. 2020 Equity Incentive Plan.
Employment Agreements & 2020 Equity Awards
Taylor Schreiber
We are party to an employment agreement with Dr. Taylor Schreiber, effective as of December 5, 2019. On March 27, 2020, Dr. Schreiber’s employment agreement was amended to reflect his transition to serve as the Chief Executive Officer as of January 29, 2020, and this agreement was further amended on March 12, 2021. The agreement provides for his base salary, eligibility to receive an annual performance bonus with a target bonus amount of 30% of his base salary and eligibility to participate in the company’s employee benefit plans. The agreement provides for employment on an at-will basis and thus either party may terminate at any time for any or no reason, subject to 30 days’ notice for Dr. Schreiber and the severance provisions described below in the section titled “Post-Employment Compensation and Change in Control Payments and Benefits.” Dr. Schreiber’s base salary was increased to $400,000 effective as of January 29, 2020, and increased to $525,000 effective as of January 1, 2021 with a target bonus amount of 50%.
Josiah Hornblower

We are party to an employment agreement with Josiah Hornblower, effective as of December 5, 2019. On March 27, 2020, Mr. Hornblower’s employment agreement was amended to reflect his transition to the Executive Chairman role effective as of January 29, 2020. The agreement provides for his base salary, eligibility to receive an annual performance bonus with a target bonus amount of 30% of his base salary and eligibility to participate in the company’s employee benefit plans. The agreement provides for employment on an at-will basis and thus either party may terminate at any time for any or no reason, subject to 30 days’ notice for Mr. Hornblower. Mr. Hornblower’s base salary was increased to $368,000 effective as of January 1, 2021. In connection with the Board’s decision to eliminate the role of Executive Chairman, Mr. Hornblower will step down from employment with the Company effective as of April 1, 2021. Such separation will be treated as a termination of employment without cause and Mr. Hornblower will be entitled to severance pursuant to the terms of his employment agreement. Such severance benefits are described below in the section titled “Post-Employment Compensation and Change in Control Payments and Benefits.”
Lini Pandite
We are party to an employment agreement with Lini Pandite, effective as of December 5, 2019, pursuant to which she serves as our Chief Medical Officer. This agreement was amended on March 12, 2021. The agreement provides for her base salary, eligibility to receive an annual performance bonus with a target bonus amount of 35% of base salary and eligibility to participate in the company’s employee benefit plans. The agreement provides for employment on an at-will basis and thus either party may terminate at any time for any or no reason, subject to 30 days’ notice for Dr. Pandite and the severance provisions described below in the section titled “Post-Employment Compensation and Change in Control Payments and Benefits.” Dr. Pandite’s base salary was increased to $435,000 effective as of July 15, 2020 and increased to $465,000 effective as of January 1, 2021 with a target bonus amount of 40%.
Casi DeYoung
We are party to an employment agreement with Casi DeYoung, effective as of December 9, 2019, pursuant to which she serves as our Chief Business Officer. This agreement was amended on March 12, 2021. The agreement provides for her base salary, eligibility to receive an annual performance bonus with a target bonus amount of 30% of base salary and eligibility to participate in the company’s employee benefit plans. The agreement provides for employment on an at-will basis and thus either party may terminate at any time for any or no reason, subject to 30 days’ notice for Ms. DeYoung and the severance provisions described below in the section titled “Post-Employment Compensation and Change in Control Payments and Benefits.” Ms. DeYoung’s base salary was increased to $380,000 effective as of January 1, 2021 with a target bonus amount of 40%.
2020 Annual Bonus Program
At the beginning of 2020, the Compensation Committee of our Board established overall corporate performance goals and a methodology by which employees, including each of our NEOs, would be awarded an annual bonus based on achievement of the corporate performance goals. In addition, the Compensation Committee established that each of our NEOs would be eligible for bonus awards of up to the following target bonus amounts: Dr. Schreiber-$120,000, Mr. Hornblower-$97,500, Dr. Pandite-$152,250, and Ms. DeYoung-$102,000. The corporate performance goals included key milestones with respect to company products, financing, manufacturing, and research and development. Personal responsibility for achievement of, and individual performance in support of, the enumerated corporate goals was also evaluated by the Compensation Committee in assessing final performance for the year. Following its assessment of the level of achievement of the corporate goals in December of 2020, the Compensation Committee approved final bonus payments to the NEOs at 97% of target as follows: Dr. Schreiber-$116,400, Mr. Hornblower-$94,575, Dr. Pandite-$147,683, and Ms. DeYoung-$98,940. Such bonus payments were made in early 2021.
Post-Employment Compensation and Change in Control Payments and Benefits
Employment Agreements
Pursuant to the terms of the employment agreements with each of the NEOs, upon a termination without cause or resignation with good reason not in connection with a change in control, the NEO will receive, subject to his execution and non-revocation of a release of claims in favor of the company, or the Release Condition, and continued compliance with restrictive covenants, (i) severance payments equal to one times, or the Severance Multiplier, the sum of (a) the NEO’s annual base salary and (b) target bonus, payable in equal installments in accordance with the company’s normal payroll practices for 12 months, (ii) a pro-rata annual bonus based on actual performance, (iii) accelerated vesting of all unvested equity awards (with performance-based awards earned at the target level of performance) and (iv) payment of COBRA premiums for up to twelve months, or, if sooner, until eligible for similar coverage through another employer (we refer to (i) through (iv) collectively as the Severance Payments).

If the NEO is terminated without cause or resigns for good reason within 30 days prior to, or 2 years following, a change in control, then, subject to the Release Condition, the NEO will also be entitled to the Severance Payments; provided, however, the Severance Multiplier will be 2.0x.
The March 12, 2021 amendments to Dr. Schreiber’s, Ms. DeYoung’s and Dr. Pandite’s employment agreements each provided for a modest cash bonus of $7,500, in exchange for the NEO’s agreement to revised severance entitlements designed to better reflect market practices among our public company peer group. In the event of a termination without cause or a resignation with good reason not in connection with a change in control, each NEO will now receive (i) severance payments equal to 1.0 times the NEO’s annual base salary, (ii) any earned but unpaid prior year annual bonus and a pro-rata annual bonus for the year of termination based on actual performance, (iii) accelerated vesting of all unvested equity awards granted on or prior to December 1, 2020 (with performance-based awards earned at the target level of performance) and (iv) payment of COBRA premiums for up to 12 months, or, if sooner, until eligible for similar coverage through another employer. If the NEO is terminated without cause or resigns for good reason within 30 days prior to, or 12 months (reduced from 2 years) following, a change in control, then the NEO severance multiplier will be increased from one to 1.5 and will apply to both the executive’s annual base salary and target annual bonus, all outstanding equity awards will fully accelerate regardless of grant date, and the maximum COBRA premium payment period will be extended from 12 to 18 months. Severance payments remain subject to the Release Condition and compliance with restricted covenants.
A similar employment agreement amendment was entered into on March 12, 2021 with Andrew R. Neill, which, in addition to the above severance revisions also provided for his promotion to the role of Chief Financial Officer, an increase in his base salary from $350,000 to $390,000 and an increase in his target annual incentive opportunity from 30% to 40% of base salary. A similar employment agreement amendment was also entered into with our General Counsel, Erin Ator Thomson that made only the severance changes noted above.
“Good Reason” under each of the NEO employment agreements generally means the occurrence of any of the following events, without the executive’s consent, provided, in each case, that such event is not cured within 30 days after the company receives notice from the executive specifying in reasonable detail the event constituting Good Reason: (i) failure to pay the annual base salary or annual bonus when due, (ii) a reduction in the annual base salary or annual bonus, (iii) any diminution in the executive’s title or any substantial and sustained diminution in the executive’s duties or (iv) a required relocation of the executive’s primary work location by more than 25 miles.
“Cause” under each of the NEO employment agreements generally means: (i) indictment for, conviction of, or a plea of nolo contendere to, (x) a felony (other than traffic-related) under the laws of the United States or any state thereof or any similar criminal act in a jurisdiction outside the United States or (y) a crime involving moral turpitude that could be injurious to the company or its reputation, (ii) willful malfeasance or willful misconduct which is materially and demonstrably injurious to the company, (iii) any act of fraud in the performance of executive’s duties or (iv) a material breach of any agreement with the company or any of the company’s material policies.
“Change in Control” under each of the NEO employment agreements generally means the occurrence of one or more of the following events: (i) any “person” (as such term is used in Sections 3(a)(9) and 13(d) of the Exchange Act) or “group” (as such term is used in Section 13(d)(3) of the Exchange Act), other than the company or its subsidiaries or any benefit plan of the company or its subsidiaries is or becomes a “beneficial owner” (as such term is used in Rule 13d-3 promulgated under the Exchange Act) of more than 50% of the voting stock of the company; (ii) the company transfers all or substantially all of its assets (unless the stockholders of the company immediately prior to such transaction beneficially own, directly or indirectly, in substantially the same proportion as they owned the voting stock of the company, all of the voting stock or other ownership interests of the entity or entities, if any, that succeed to the business of the company or the company’s ultimate parent company if the company is a subsidiary of another corporation); or (iii) any merger, reorganization, consolidation or similar transaction unless, immediately after consummation of such transaction, the stockholders of the company immediately prior to the transaction hold, directly or indirectly, more than 50% of the voting stock of the company or the company’s ultimate parent company if the company is a subsidiary of another corporation.
Each employment agreement provides that, to the extent that any payments would be subject to the excise tax imposed under Section 4999 of the Code, each executive will be entitled to receive either (a) the full amount of payments and benefits in connection with their employment with the company or (b) a portion of the payments and benefits having a value equal to $1 less than three times the NEO’s “base amount” (as defined in Section 280G(b)(3)(A) of the Code), whichever results in the receipt of the greater amount on an after-tax basis.
Director Compensation
Prior to our initial public offering during 2020, each of our non-employee directors received cash fees of $5,000 per meeting attended to compensate them for their services on the Board.

Our Board has adopted a non-employee director compensation policy, which became effective upon completion of our initial public offering. Under this policy, each non-employee director is paid cash compensation as set forth below:

Annual retainer for Board membership (other than the Chairman)	$35,000
Annual retainer for Non-Executive Chairman of the Board (if applicable)	$65,000
Annual retainer for Lead Independent Director (if applicable)	$60,000

Additional annual retainers
• Chair of the Audit Committee	$15,000
• Chair of the Compensation Committee	$10,000
• Chair of the Nominating and Corporate Governance Committee	$8,000
• Member of the Audit Committee (other than Chair)	$7,500
• Member of the Compensation Committee (other than Chair)	$5,000
• Member of the Nominating and Corporate Governance Committee (other than Chair)	$4,000
In addition to the annual retainers, each of our non-employee directors is granted equity awards consisting of (i) an initial, one-time award of stock options, restricted stock or restricted stock units, as determined in the discretion of the Compensation Committee, to each new non-employee director upon his or her election to the Board, with a grant date fair value equal to $140,000 that vests over a three-year period, subject to such director’s continued service; and (ii) an annual award of stock options, restricted stock or restricted stock units, as determined in the discretion of the Compensation Committee, with a grant date fair value equal to $70,000 that vests on the first anniversary of the date of grant (or if sooner, immediately prior to the next annual meeting of the Company’s stockholders).
The total amount of cash retainers paid and equity awards (valued based on the grant date fair value) granted by the Company to any director for his or her service on the Board will not exceed $750,000 in any fiscal year.
The Board periodically reviews the non-employee director compensation policy and may revise the compensation arrangements for our directors from time to time.
Under this policy, on December 22, 2020, each non-employee director was granted an option covering 1,286 shares with a per share exercise price of $53.02. In addition to the equity awards prescribed by the non-employee director compensation policy, on August 5, 2020, the Board approved an additional option grant for Ms. Boudreau covering 83,570 shares with an exercise price of 4.67 per share, and on September 25, 2020, the Board approved additional option grants covering 27,400 shares each and with a $15.00 per share exercise price to Tyler Brous, George Golumbeski, and Neil Gibson, each of which grants vest in equal monthly installments over a one year period, subject to such director’s continued service.
The following table sets forth the total cash and equity compensation paid or granted to each of our non-employee directors for service on our Board during 2020. Our employee directors, Dr. Schreiber and Mr. Hornblower, do not receive any additional compensation for their Board service.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Helen M. Boudreau	18,750	289,117	307,867
Tyler Brous	34,375	302,227	336,602
Neil Gibson	27,625	302,227	329,852
George Golumbeski	26,000	302,227	328,227
Michael Lee	9,750	46,657	56,407
G. Walter Loewenbaum (2)	10,000	—	10,000
David Lowe (2)	10,000	—	10,000
Victor Stone (2)	—	—	—

(1)
The amounts reported in this column represent the aggregate grant date fair value of stock options granted during the year ended December 31, 2020, as computed in accordance with FASB Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the awards reported in the Option Awards column are set forth in Note 9, Stock-Based Compensation, to our financial statements included elsewhere in this Annual Report on Form 10-K. Note that the amounts reported in this column reflect the aggregate accounting cost for these awards, and do not necessarily correspond to the actual economic value that may be received by the director from the awards.

(2)	Dr. Lowe stepped down from the Board in connection with the closing of the Series B-1 redeemable convertible preferred stock issuance in June 2020. Mr. Loewenbaum stepped down from the Board on July 8, 2020. Dr. Stone stepped down upon the closing of our initial public offering.
As of December 31, 2020, each of the company’s non-employee directors held the following aggregate number of option awards:

Name	Option Awards
Helen M. Boudreau	84,856
Tyler Brous	28,686
Neil Gibson	59,511
George Golumbeski	129,381
Michael Lee	1,286
G. Walter Loewenbaum	—
David Lowe	58,225
Victor Stone	—

Other than as set forth in the Director Compensation Table above and reimbursement for their reasonable out-of-pocket expenses, including travel, food, and lodging, incurred in attending meetings of our Board and/or its committees, we provided no other compensation to our non-employee directors for 2020.
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of our Board or compensation committee of any entity that has one or more executive officers serving on our Board or compensation committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table presents information regarding beneficial ownership of our equity interests as of March 1, 2021 by:
•each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our outstanding equity interests (our “5% and Greater Stockholders”);
•each of our directors;
•each of our NEOs; and
•all of our current directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after the date of this table to our knowledge and subject to applicable community property rules, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned.
The percentage ownership information shown in the column titled “Percentage of Shares Beneficially Owned” in the table below is based on 41,775,765 shares of our common stock outstanding as of the date of this table. Unless otherwise indicated, the address of each individual listed in this table is 1018 W. 11th Street, Suite 100, Austin, Texas 78703.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% and Greater Stockholders
Entities affiliated with Fidelity(1)	6,261,635	15.0%
Entity affiliated with Redmile Group, LLC(2)	5,619,914	13.5%
EcoR1 Capital, LLC(3)	2,456,854	5.9%
Millennium Pharmaceuticals, Inc.(4)	2,100,312	5.0%

Named Executive Officer and Directors
Taylor Schreiber, M.D., Ph.D.(5)	2,711,024	6.5%
Josiah Hornblower(6)	3,391,065	8.1%
Michael Lee	—	*
Helen M. Boudreau(7)	55,713	*
Tyler Brous(8)	859,792	2.1%
Neil Gibson, Ph.D.(9)	99,553	*
George Golumbeski, Ph.D.(10)	116,678	*
Casi DeYoung(11)	56,623	*
Lini Pandite, MBChB(12)	151,030	*
All Executive Officers and Directors as a group (11 persons)	7,794,138	18.7%

*	Represents beneficial ownership of less than one percent.

(1)
Per the Schedule 13-G/A filed with the SEC on February 8, 2021, the ownership of entities affiliated with Fidelity consists of 6,261,635 shares of common stock by subsidiaries of FMR LLC. Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, or the Investment Company Act, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act, or the Fidelity Funds, advised by Fidelity Management & Research Company, or FMR Co, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The business address of each person and entity named in this footnote is 245 Summer Street, Boston, Massachusetts 02110.

(2)
Per the Schedule 13-D filed with the SEC on October 15, 2020, the ownership of entities affiliated with Redmile Group, LLC consists of 5,619,914 shares of common stock held by Redmile Biopharma Investments II, L.P. Redmile Group, LLC is the investment adviser to Redmile Biopharma Investments II, L.P. and, in such capacity, exercises sole voting and investment power over all of the securities held by Redmile Biopharma Investments II, L.P. and may be deemed to be the beneficial owner of these securities. Jeremy C. Green serves as the managing member of Redmile Group, LLC and also may be deemed to be the beneficial owner of these shares. Redmile Group, LLC, Mr. Green and Mr. Lee each disclaim beneficial ownership of these shares, except to the extent of its or his pecuniary interest in such shares, if any. The business address of Redmile Biopharma Investments II, L.P. is c/o Redmile Group, LLC, One Letterman Drive, Building D, Suite D3-300, San Francisco, California 94129. Mr. Lee is a member of our Board and a Co-Founder and Portfolio Manager of Redmile Group, LLC.

(3)
Per the Schedule 13-F filed with the SEC on February 16, 2021, the ownership of EcoR1 Capital, LLC consists of 2,456,854 shares of common stock which are held by EcoR1 Capital Fund, L.P. and EcoR1 Capital Fund Qualified, L.P. (collectively “EcoR1 Funds”). Oleg Nodelman is the Managing Director and owns and controls EcoR1 Capital, LLC. EcoR1 Capital, LLC’s address is 357 Tehama Street, Suite 3, San Francisco, CA 94103.

(4)
Per the Schedule 13-G/A filed with the SEC on January 29, 2021, the ownership of Millennium Pharmaceuticals, Inc. (“Millennium”) consists of 2,100,312 shares of common stock. Millennium is a wholly owned subsidiary of Takeda Pharmaceutical Company Limited. As a result, Takeda Pharmaceutical Company Limited may be deemed to be the indirect beneficial owner of the shares held by Millennium. Takeda Ventures, Inc. (“Takeda Ventures”) is an affiliate of Takeda Pharmaceutical Company Limited. The business address of Millennium is 40 Landsdowne Street, Cambridge, MA 02139.

(5)	Consists of (a) 2,705,750 shares of common stock held by Houghton Capital Holdings, LLC, which is controlled by Dr. Schreiber and (b) 5,274 shares of common stock held in Dr. Schreiber’s name.
(6)
Consists of (a) 3,311,709 shares of common stock held by Hornblower Capital Holdings, LLC, and (b) 79,356 shares of common stock held by Stone Dock Investors. Mr. Hornblower has voting and investment power over the securities held by Hornblower Capital Holdings, LLC and Stone Dock Investors.

(7)	Consists of 55,713 shares of common stock underlying options that are exercisable as of March 1, 2021 or will become exercisable within 60 days after such date.

(8)
Consists of (a) 682,177 shares of common stock held by Lennox Dallas Partners, LP, or Lennox Partners, (b) 16,440 shares of common stock held by Lennox Dallas Holdings, LLC – Series 3, (c) 27,235 shares of common stock held by Lennox Dallas Holdings, LLC – Series 9, (d) 87,132 shares of common stock held by Lennox Dallas Holdings, LLC – Series 10 and (e) (i) 30,825 shares of common stock and (ii) 15,983 shares of common stock underlying options that are exercisable as of March 1, 2021 or will become exercisable within 60 days after such date held in Mr. Brous’ name. Mr. Brous is the Manger of the Lennox Dallas Holdings, LLC entities and is the Vice President of RS Holdings, Inc., the General Partner of Lennox Partners. As such, Mr. Brous has voting and investment power over all of the securities held by Lennox Partners and the Lennox Dallas Holdings, LLC entities.

(9)
Consists of (a) 52,745 shares of common stock and (b) 46,808 shares of common stock underlying options that are exercisable as of March 1, 2021 or will become exercisable within 60 days after such date.

(10)	Consists of 116,678 shares of common stock underlying options that are exercisable as of March 1, 2021 or will become exercisable within 60 days after such date.

(11)	Consists of 56,623 shares of common stock underlying options that are exercisable as of March 1, 2021 or will become exercisable within 60 days after such date.

(12)
Consists of (a) 83,514 shares of common stock, (b) 55,763 shares of common stock underlying options that are exercisable as of March 1, 2021 or will become exercisable within 60 days after such date, and (c) 11,753 restricted stock units that are settleable for shares of common stock within 60 days after March 1, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table contains information about our equity compensation plans as of December 31, 2020. As of December 31, 2020, we had three equity compensation plans: our 2016 Stock Incentive Plan, or 2016 Plan, our 2020 Stock Incentive Plan, or 2020 Plan, and our 2020 Employee Stock Purchase Plan, or 2020 ESPP.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,753,774	$7.92	3,730,934
Equity compensation plans not approved by security holders	—	—	—
Total	2,753,774	$7.92	3,730,934

Item 13. Certain Relationships and Related Transactions, and Director Independence
The following is a summary of each transaction or series of similar transactions since January 1, 2019 to which we were a party in which:
•the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•any of our directors or executive officers or any beneficial owners of 5% of any class of our voting capital stock or and affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under the section titled “Executive Compensation” or that were approved by our Compensation Committee.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to such securities.
Related Party Transactions
Preferred Stock Financings
In January 2020, with subsequent closings in February and March 2020, we completed an equity financing and issued and sold an aggregate of 550,571 shares of our Series B redeemable convertible preferred stock at a purchase price of $62.88051 per share. We issued and sold the shares of Series B redeemable convertible preferred stock pursuant to a stock purchase agreement entered into with investors, for an aggregate purchase price of approximately $34.62 million. Each share of our Series B redeemable convertible preferred shares automatically converted into 6.85 shares of our common stock immediately prior to the completion of our IPO in October 2020. The following table summarizes purchases of our Series B redeemable convertible preferred stock by related persons:

Participant	Shares of Series B Redeemable Convertible Preferred Stock	Total Purchase Price
ECMC Group, Inc.	79,516	$5,000,006.63
Entities affiliated with Daniel A. Traylor	47,709	$2,999,966.25
Entities affiliated with Delphinium, Inc.	31,806	$1,999,977.50
Clark BP, LLC	15,609	$981,501.88
Entities affiliated with Josiah Hornblower	10,337	$649,995.83
Entities affiliated with G. Walter Loewenbaum	3,976	$250,012.91
Entities affiliated with Tyler Brous	3,976	$250,012.91
Taylor Schreiber, M.D., Ph.D.	397	$24,963.56
In June 2020, we issued and sold an aggregate of 1,319,964 shares of our Series B-1 redeemable convertible preferred stock at a purchase price of $62.88051 per share. We issued and sold the shares of Series B-1 redeemable convertible preferred stock pursuant to a stock purchase agreement entered into with investors, for an aggregate purchase price of approximately $83.0 million. Each share of our Series B-1 redeemable convertible preferred shares automatically converted into 6.85 shares of our common stock immediately prior to the completion of our IPO in October 2020. The following table summarizes purchases of our Series B-1 redeemable convertible preferred stock by related persons:

Participant	Shares of Series B-1 Redeemable Convertible Preferred Stock	Total Purchase Price
Redmile Biopharma Investments II, L.P.	318,064	$20,000,026.50
Entities affiliated with Fidelity Investments	318,064	$20,000,026.50
Entities affiliated with Janus Henderson	190,838	$11,999,990.80
Entities affiliated with EcoR1 Capital LLC	159,032	$10,000,013.28
Entities affiliated with Hatteras Venture Partners	79,516	$5,000,006.63
Entities affiliated with Delphinium, Inc.	25,762	$1,619,927.70
ECMC Group, Inc.	15,903	$999,988.75
Entities affiliated with Tyler Brous	12,720	$799,840.09
Entities affiliated with G. Walter Loewenbaum	10,338	$650,058.71
Clark BP, LLC	7,952	$500,025.82
Second Amended and Restated Investors’ Rights Agreement
We are party to a second amended and restated investors’ rights agreement, effective as of June 12, 2020, or the IRA, with our stockholders who previously held our redeemable convertible preferred stock and certain other stockholders. The IRA provides these holders with certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing. These registration rights will terminate no later than five years after the completion of our IPO or, with respect to any particular holder, at such time that such holder can sell its shares, under Rule 144 under the Securities Act or otherwise, during any 90-day period without registration.
Second Amended and Restated Voting Agreement

We are party to a second amended and restated voting agreement, effective as of June 12, 2020, or the Voting Agreement, with our stockholders who previously held our redeemable convertible preferred stock and certain other holders of our capital stock, and entities affiliated with our two founders, which such entities are referred to as the Key Holders. All of our current directors were elected pursuant to the terms of this agreement. The Voting Agreement terminated upon completion of our IPO, and members previously elected to our Board pursuant to this agreement will continue to serve as directors until they resign, are removed or their successors are duly elected by the holders of our common stock.
Second Amended and Restated Right of First Refusal and Co-Sale Agreement
We are party to a second amended and restated right of first refusal and co-sale agreement, effective as of June 12, 2020, or the ROFR Agreement, with our stockholders who previously held our redeemable convertible preferred stock and certain other holders of our capital stock. The ROFR Agreement terminated upon completion of our IPO.
Takeda Collaboration Agreement
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Collaboration Agreement - Collaboration Agreement with Takeda” for information regarding our Collaboration Agreement with Takeda.
Indemnification Agreements
In connection with our IPO, we entered into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our Board to the maximum extent allowed under Delaware law.
Board Determination of Independence
Nasdaq listing rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under the Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.
Our Board undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Ms. Boudreau, Mr. Brous, Dr. Gibson, Dr. Golumbeski, and Mr. Lee qualify as “independent directors” as defined by the Nasdaq listing rules. Mr. Hornblower and Dr. Schreiber are not deemed to be independent under the Nasdaq Listing Rules by virtue of their employment with the company.
Our Board also determined that each of the directors currently serving on the audit committee (Ms. Boudreau, Mr. Brous, and Dr. Gibson) and the compensation committee (Ms. Boudreau, Mr. Brous, and Dr. Golumbeski) satisfy the independence standards for audit committees and compensation committees, as applicable, established by SEC and Nasdaq listing rules. In making such determinations, our Board considered the relationships that each such non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accountant Fees and Services
Audit Fees and Services
KPMG LLP is our independent registered public accounting firm for the year ended December 31, 2020 and 2019. The following table summarizes the fees of KPMG LLP billed to us for each of the last two fiscal years. All of such services and fees were pre-approved by our Audit Committee in accordance with the “Pre-Approval Policies and Procedures” described below.

	Year ended December 31,
Fee Category	2020	2019
Audit Fees (1)	$891,723	$75,000
Audit-Related Fees (2)	—	30,446
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$891,723	$105,446

(1) “Audit fees” include fees billed for professional services primarily related to the audits of our 2020 and 2019 annual financial statements, the review of our quarterly financial statements, and related services that are normally provided in connection with registration statements. Included in the 2020 audit fees are fees of $650,000 related to our initial public offering in October 2020.
(2) “Audit-related fees” include fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements. Included in the 2019 audit-related fees are fees of $30,446 related to additional audit procedures for a PCAOB inspection.
(3) “Tax fees” include fees for tax compliance and advice. Tax advice fees encompass a variety of permissible tax services, including technical tax advice related to federal and state income tax matters; assistance with sales tax; and assistance with tax audits; assistance with international tax planning; and assistance with the computation of eligible amounts of federal and state research tax credits and the federal orphan drug credit.

(4) “All Other fees” includes database subscription fees paid to KPMG.
Pre-Approval Policies and Procedures
Our audit committee has adopted procedures requiring the pre-approval of all audit and non-audit services performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the audit committee for each engagement of the independent registered public accounting firm to perform other audit-related or other non-audit services. The audit committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management. Our audit committee has delegated authority to the committee chair to pre-approve any audit or non-audit service to be provided to us by our independent registered public accounting firm provided that the fees for such services do not exceed $100,000. Any approval of services by the committee chair pursuant to this delegated authority must be reported to the audit committee at the next meeting of the committee.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(a) Financial Statements.
See Index to Consolidated Financial Statements at Part II, Item 8 “Financial Statements – Condensed Audited Financial Statements.”
(b) Financial Statement Schedules.
No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.
(c) Exhibits.
The following exhibits are filed (or incorporated by reference herein) as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of Shattuck Labs, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 14, 2020 (Commission File No. 001-39593)).

3.2	Amended and Restated Bylaws of Shattuck Labs, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 14, 2020 (Commission File No. 001-39593)).

4.1
Form of common stock certificate of the Company (incorporated by reference from Exhibit 4.1 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 8, 2020 (Commission File No. 333-248918)).

4.2
Second Amended and Restated Investors’ Rights Agreement, dated as of June 12, 2020, by and among Shattuck Labs, Inc. and certain of its stockholders (incorporated by reference from Exhibit 4.2 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 8, 2020 (Commission File No. 333-248918)).

4.3*	Description of Securities

10.1+
Form of Indemnification Agreement for directors and executive officers (incorporated by reference from Exhibit 10.1 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 5, 2020 (Commission File No. 333-248918)).

10.2+
Employment Agreement, dated December 5, 2019, by and between Shattuck Labs, Inc. and Josiah C. Hornblower (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.3+
Amendment No. 1 to Employment Agreement, dated March 27, 2020, by and between Shattuck Labs, Inc. and Josiah C. Hornblower (incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.4+
Employment Agreement, dated December 5, 2019, by and between Shattuck Labs, Inc. and Taylor Schreiber (incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.5+
Amendment No. 1 to Employment Agreement, dated March 27, 2020, by and between Shattuck Labs, Inc. and Taylor Schreiber (incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.6+*	Amendment No. 2 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Taylor Schreiber.

10.7+
Employment Agreement, dated December 5, 2019, by and between Shattuck Labs, Inc. and Arundathy Nirmalini Pandite (incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.8+*	Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Arundathy Nirmalini Pandite.

10.9+
Employment Agreement, dated December 5, 2019, by and between Shattuck Labs, Inc. and Erin Ator Thomson (incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.10+*	Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Erin Ator Thomson.

10.11+
Employment Agreement, dated December 5, 2019, by and between Shattuck Labs, Inc. and Andrew R. Neill (incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.12+*	Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Andrew R. Neill.

10.13+*	Employment Agreement, dated December 9, 2019, by and between Shattuck Labs, Inc. and Casi DeYoung.

10.14+*	Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Casi DeYoung.

10.15+
2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.9 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 8, 2020 (Commission File No. 333-248918)).

10.16+
2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.10 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 8, 2020 (Commission File No. 333-248918)).

10.17+
Non-Employee Director Compensation Policy (incorporated by reference from Exhibit 10.11 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 5, 2020 (Commission File No. 333-248918)).

10.18†
Collaboration Agreement, dated August 8, 2017, by and between Shattuck Labs, Inc. and Millennium Pharmaceuticals, Inc., as amended (incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.19†
Exclusive License Agreement, dated June 3, 2016, by and between Shattuck Labs, Inc. and Heat Biologics, Inc., as amended (incorporated by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.20
Lease Agreement, dated April 17, 2018, between Shattuck Labs, Inc. and Parmer RTP, LLC, as amended (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.21*	Lease Agreement, dated January 8, 2021, between Shattuck Labs, Inc. and International Bank of Commerce, Laredo, Texas.

10.22†
Master Services Agreement, dated March 31, 2017, between Shattuck Labs, Inc. and KBI Biopharma, Inc. (incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

__________
* Filed herewith.
+ Indicates management contract or compensatory plan.
† Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
# The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2021.

Shattuck Labs, Inc.

Date: March 16, 2021	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber
Chief Executive Officer
(principal executive officer)

Date: March 16, 2021	By:	/s/ Andrew R. Neill
Andrew R. Neill
Chief Financial Officer
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates set forth opposite their names.

Signature	Title	Date

/s/ Dr. Taylor Schreiber	Chief Executive Officer and Director	March 16, 2021
Dr. Taylor Schreiber	(principal executive officer)

/s/ Andrew R. Neill	Chief Financial Officer	March 16, 2021
Andrew R. Neill	(principal financial and accounting officer)

/s/ Josiah Hornblower	Executive Chairman and Director	March 16, 2021
Josiah Hornblower

/s/ Helen M. Boudreau	Director	March 16, 2021
Helen M. Boudreau

/s/ Dr. Neil Gibson	Director	March 16, 2021
Dr. Neil Gibson

/s/ Dr. George Golumbeski	Director	March 16, 2021
Dr. George Golumbeski

/s/ Michael Lee	Director	March 16, 2021
Michael Lee

/s/ Tyler Brous	Director	March 16, 2021
Tyler Brous