Form 10-Q
period 2021-03-31
Shattuck Labs, Inc.
filed 2021-05-10
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39593

Shattuck Labs, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-2575858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
500 W. 5th Street, Suite 1200
Austin, TX 78701
(512) 900-4690

(Address of principal executive offices including zip code)
Former name, former address and former fiscal year, if changed since last report:
1018 W. 11th Street, Suite 100
Austin, TX 78703

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2021, the registrant had 41,904,619 shares of common stock, $0.0001 par value per share, outstanding.

SHATTUCK LABS, INC.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to products and markets, and business trends and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts and reflect our current views with respect to future events. Given the significant uncertainties, you should not place undue reliance on these forward-looking statements.
There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors include, among others, the following:
•the timing of the initiation, progress and expected results of our preclinical studies, our clinical trials and our research and development programs;
•our ability to retain the continued service of our key executives and to identify, hire and retain additional qualified professionals;
•our ability to advance product candidates into, and successfully complete, preclinical studies and clinical trials;
•the timing or likelihood of regulatory filings and approvals;
•the commercialization of our product candidates, if approved;
•our ability and the potential to successfully manufacture and supply our product candidates for clinical trials and for commercial use, if approved;
•the pricing, coverage and reimbursement of our product candidates, if approved;
•the implementation of our business model, strategic plans for our business and product candidates;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our technology platforms, including our ARC® and GADLEN™ product candidates and other product candidates, including the defense of such intellectual property rights;
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
•our estimates regarding expenses, capital requirements and needs for additional financing and our ability to obtain additional capital;
•our financial performance;
•developments relating to our competitors and our industry, including competing product candidates and therapies; and
•the ongoing COVID-19 pandemic and associated public health guidance measures.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q, including factors disclosed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties.
We caution you that the risks, uncertainties and other factors referred to above and elsewhere in this Quarterly Report on Form 10-Q may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for our management to predict all risks. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected.
Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and not of any future date, and we expressly disclaim any intent to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SHATTUCK LABS, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,734	$157,898
Short-term investments	236,442	177,551
Prepaid expenses and other current assets	9,901	10,190
Total current assets	331,077	345,639
Property and equipment, net	5,411	3,000
Other assets	362	349
Total assets	$336,850	$348,988

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,995	$1,754
Accrued expenses	5,249	7,352
Deferred revenue	9,659	7,728
Total current liabilities	17,903	16,834
Deferred revenue, net of current portion	18,088	21,306
Deferred rent	2,197	987
Total liabilities	38,188	39,127
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 41,792,726 and 41,779,183 shares issued and 41,786,011 and 41,767,431 shares outstanding at March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	383,223	382,012
Accumulated other comprehensive loss	(660)	(63)
Accumulated deficit	(83,906)	(72,093)
Total stockholders’ equity	298,662	309,861
Total liabilities and stockholders’ equity	$336,850	$348,988
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue - related party	$2,270	$2,976
Operating expenses:
Research and development	10,337	8,137
General and administrative	4,356	1,600
Expense from operations	14,693	9,737
Loss from operations	(12,423)	(6,761)

Other income (expense):
Interest income	696	250
Other	(86)	(43)
Total other income	610	207
Net loss	$(11,813)	$(6,554)
Unrealized gain (loss) on short-term investments	(597)	61
Comprehensive loss	$(12,410)	$(6,493)

Net loss per share – basic and diluted	$(0.28)	$(0.86)
Weighted-average shares outstanding – basic and diluted	41,774,111	7,620,838
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	41,767,431	$5	$382,012	$(63)	$(72,093)	$309,861
Exercise of stock options	13,543	—	31	—	—	31
Vesting of common stock previously subject to vesting requirements	5,037	—	—	—	—	—
Stock-based compensation expense	—	—	1,180	—	—	1,180
Unrealized loss on investments	—	—	—	(597)	—	(597)
Net loss	—	—	—	—	(11,813)	(11,813)
Balance at March 31, 2021	41,786,011	$5	$383,223	$(660)	$(83,906)	$298,662

	Three Months Ended March 31, 2020
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,093,019	$49,064	—	$—	—	$—	7,600,877	$1	$887	$54	$(35,490)	$(34,548)
Sale of Series B redeemable convertible preferred stock, net of issuance costs	—	—	550,571	34,427	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	28,113	—	6	—	—	6
Vesting of common stock previously subject to vesting requirements	—	—	—	—	—	—	5,037	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	174	—	—	174
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	—	—	—	—	—	(6,554)	(6,554)
Balance at March 31, 2020	1,093,019	$49,064	550,571	$34,427	—	$—	7,634,027	$1	$1,067	$115	$(42,044)	$(40,861)
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,813)	$(6,554)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	228	140
Stock-based compensation	1,180	174
Accretion of short-term investments	—	(38)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	289	183
Other assets	(13)	67
Accounts payable	1,241	(1,450)
Accrued expenses	(2,102)	(221)
Deferred revenue	(1,288)	(2,808)
Deferred rent	1,210	54
Net cash used in operating activities	(11,068)	(10,453)

Cash flows from investing activities:
Purchase of property and equipment	(2,638)	(108)
Sale and maturities of short-term investments	14,996	9,545
Purchases of short-term investments	(74,485)	(2,739)
Net cash (used in) provided by investing activities	(62,127)	6,698

Cash flows from financing activities:
Proceeds from the sale of Series B redeemable convertible preferred stock, net of issuance costs	—	34,427
Exercise of stock options	31	6
Net cash provided by financing activities	31	34,433
Net increase (decrease) in cash and cash equivalents	(73,164)	30,678

Cash and cash equivalents, beginning of period	157,898	7,013
Cash and cash equivalents, end of period	$84,734	$37,691

See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
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
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $83.9 million as of March 31, 2021. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and short-term investments of $321.2 million as of March 31, 2021 are sufficient to fund projected operations of the Company through at least the end of 2024.
COVID-19 Pandemic
On March 10, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The virus and actions taken to mitigate its spread have had, and are expected to continue to have, a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates and conducts its business and in which the Company’s partners operate and conduct their business. The Company is currently following the recommendations of local health authorities to minimize exposure risk for its team members and visitors. However, the scale and scope of this pandemic is unknown and the duration of the business disruption and related financial impact cannot be reasonably estimated at this time. While the Company has implemented specific business continuity plans to reduce the potential impact of COVID-19, there is no guarantee that the Company’s continuity plans will be successful.
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
The accompanying unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Unaudited Interim Financial Statements
In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position, its results of operations, statements of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the interim periods presented. Operating results for interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These interim financial statements, presented herein, do not contain all required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and short-term investments. The Company maintains its cash and cash equivalents at one accredited financial institution in amounts that exceed federally-insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company invests in only highly-rated debt securities that management believes protects the Company from risk of default and impairment of value.
All of the Company’s revenue is derived from its collaboration agreement with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”) (see Note 8).
The Company is highly dependent on a single third-party contract manufacturing organization (“CMO”) to supply drug products for its research and development activities of its programs, including clinical trials and non-

clinical studies. These programs could be adversely affected by a significant interruption in the supply of such drug products.
The Company is highly dependent on two contract research organizations (“CROs”) and a limited number of third-party service providers to manage and support its clinical trials. These programs could be adversely affected by a significant disruption in services provided by these CROs and third parties.
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $4.6 million held in operating accounts, $20.1 million held in money market funds and $60.0 million held in government obligations as of March 31, 2021 and $2.7 million held in operating accounts, $80.2 million held in money market funds and $75.0 million held in government obligations as of December 31, 2020.
Short-Term Investments
Short-term investments consist of highly-rated debt securities and U.S. Treasury and corporate entity commercial paper with maturities of more than three months but less than one year at the date of purchase. The Company classifies its short-term investments at the time of purchase as available-for-sale securities. Available-for-sale securities are carried at fair value. Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020, which amended its accounting for available-for-sale debt securities. Credit impairments are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders' equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of March 31, 2021, the unrealized losses were not material.
Deferred Offering Costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded against gross proceeds.
Series A, Series B and Series B-1 Redeemable Convertible Preferred Stock
The Company records shares of redeemable convertible preferred stock at their respective fair values on the date of issuance, net of issuance costs. The redeemable convertible preferred stock is recorded outside of stockholders’ equity on the balance sheet because the shares contain liquidation features that are not solely within the Company’s control. Upon the completion of the Company's initial public offering (“IPO”) in the fourth quarter of 2020, all outstanding shares of the Company's redeemable convertible preferred stock were converted into common stock. See Note 6 for a discussion of the redeemable convertible preferred stock.
Revenue Recognition
Collaboration revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Arrangements with collaborators may include licenses to intellectual property, research and development services, manufacturing services for clinical and commercial supply and participation on joint steering committees. The Company evaluates the promised goods or services in the contract to determine which promises, or group of promises, represent performance obligations. In contemplation of whether a promised good or service meets the criteria required of a performance obligation, the Company considers the stage of development of the underlying intellectual property, the capabilities and expertise of the customer relative to the underlying intellectual property and whether the promised goods or services are integral to or dependent on other promises in the contract. When accounting for an arrangement that contains multiple performance obligations, the Company must develop judgmental assumptions, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success to determine the stand-alone selling price for each performance obligation identified in the contract.
Upon the amendment of an existing agreement, the Company evaluates whether the amendment represents a modification to an existing contract which would be recorded through a cumulative catch-up to revenue, or a separate contract. If it is determined that it is a separate contract, the Company will evaluate the necessary revenue recognition through the five-step process described below.
When the Company concludes that a contract should be accounted for as a combined performance obligation and recognized over time, the Company must then determine the period over which revenue should be recognized and the method by which to measure revenue. The Company generally recognizes revenue using a cost-based input method.
The Company recognizes collaboration revenue when its customer or collaborator obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the following five steps are performed:
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
The Company determines transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable or a combination of both. At contract inception for arrangements that include variable consideration, the Company estimates the probability and extent of consideration it expects to receive under the contract utilizing either the most-likely amount method or expected amount method, whichever best estimates the amount expected to be received. The Company then considers any constraints on the variable consideration and includes variable consideration in the transaction price to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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
Milestone Payments: At the inception of an agreement that includes research and development milestone payments, the Company evaluates each milestone to determine when and how much of the milestone to include in the transaction price. The Company first estimates the amount of the milestone payment that the Company could receive using either the expected value or the most-likely amount approach. The Company primarily uses the most-likely amount approach as that approach is generally most predictive for milestone payments with a binary outcome. The Company then considers whether any portion of that estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty). The Company updates the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.
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
Research and Development Services: The Company will record costs associated with development and process optimization activities as research and development expenses in the statements of operations and comprehensive loss consistent with ASC 730, Research and Development. The Company considered the guidance in ASC 808, Collaborative Agreements and will recognize the payments received from these agreements as revenue when the related costs are incurred.
Research and Development Costs
Research and development cost are expensed as incurred, and include salaries, stock-based compensation and other personnel-related costs, equipment and supplies, depreciation, preclinical studies, clinical trials and manufacturing development activities.
A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including contract research and manufacturing organizations. The Company accrues for expenses resulting from obligations under agreements with CROs, CMOs and other outside service providers for which payment flows do not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. In the event advance payments are made to a CRO, CMO or outside service provider, the payments will be recorded as a prepaid asset which will be amortized as the contracted services are performed. As actual costs become known, the Company adjusts its accruals and prepaid assets accordingly. Inputs, such as the services performed, the number of patients enrolled or the study duration, may vary from the Company’s estimates, resulting in adjustments to research and development expense in future periods. The Company makes significant judgements and estimates in determining the accrual and/or prepaid balance in each reporting period and changes in these estimates may result in material changes to the Company’s accruals that could materially affect the Company’s results of operations.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Redeemable convertible preferred stock as converted to common stock	—	11,258,514
Stock options	2,723,617	1,706,065
Unvested restricted stock	6,715	26,863
	2,730,332	12,991,442
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of the net loss and unrealized gains and losses on short-term investments.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in ASC 740, Income Taxes and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company adopted this pronouncement effective January 2021 and it did not have a material impact on the financial statements or related disclosures.
Recently Issued Accounting Pronouncements (not yet adopted)
In February 2016, the FASB issued ASU No. 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The FASB deferred the effective date of this ASU until the annual periods beginning after December 15, 2021. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.
3. Short-Term Investments
The following table represents the Company’s available for sale short-term investments by major security type (amounts in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Short-term investments
U.S. government securities	$237,102	$(660)	$236,442
Total short-term investments	$237,102	$(660)	$236,442

	December 31, 2020
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Short-term investments
U.S. government securities	$177,614	$(63)	$177,551
Total short-term investments	$177,614	$(63)	$177,551

The Company’s short-term investment instruments and cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities as of March 31, 2021 have an average maturity of 0.61 years.
4. Accrued Expenses
Accrued expenses consisted of the following (amounts in thousands):

	March 31, 2021	December 31, 2020
Research and development contract costs	$3,803	$5,382
Compensation and related benefits	877	1,551
Other	569	419
Total accrued expenses	$5,249	$7,352
5. Commitments and Contingencies
Operating Leases
Future minimum payments, by year and in aggregate, under non-cancelable operating leases consist of the following as of March 31, 2021 (amounts in thousands):

2021	$702
2022	1,058
2023	1,089
2024	1,120
2025	1,152
Thereafter	2,814
Total minimum lease payments	$7,935
In January 2021, the Company signed a lease for its new Austin office. The lease includes approximately 8,000 square feet and has an expiration date of 6 years from commencement, which is expected in the second quarter of 2021. Total rent payments are estimated to be $1.8 million over the lease term.
Heat License Agreement
In connection with a license agreement with Heat Biologics Inc. (“Heat”), the Company is required to make payments of up to $20.6 million in aggregate for the achievement of specified development, regulatory and commercial sales milestones for certain licensed products. The Company is required to pay Heat a percentage of upfront fees or other non-royalty payments not tied to milestone events that it receives in connection with certain sublicenses of the licensed patents. The Company is also required to pay Heat a royalty on all of its worldwide net sales, those of its affiliates, and sublicenses of certain licensed patents in the low single digits. The Company has not recorded a liability for the payments aforementioned given the achievement of specified development, regulatory and commercial sales milestones for certain licensed products is not probable as of the balance sheet date.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of March 31, 2021, management was not aware of any existing, pending or threatened legal actions that may have a material impact on the financial position, results of operations or cash flows of the Company.
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which the Company cannot reasonably predict future payment. The Company’s contractual obligations result primarily from obligations for various CMOs and clinical research organizations, which include potential payments that may be required under its agreements. The contracts also contain variable costs and milestones that are hard to predict as they are based on such things as patients enrolled and clinical trial sites. The timing of payments and actual amounts paid under CMO and CRO agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations. Such agreements are cancellable upon written notice by the Company and, therefore, are not long-term liabilities.
6. Preferred Stock
During the three months ended March 31, 2020, the Company entered into various stock purchase agreements with new and existing investors pursuant to which the Company sold an aggregate 550,571 shares of Series B redeemable convertible preferred stock at $62.88051 per share for aggregate proceeds of $34.6 million.
The Company's Series A, Series B and Series B-1 redeemable convertible preferred stock converted into common stock upon the completion of the Company's IPO and the rights, preferences and terms are no longer applicable.
7. Stock-Based Compensation
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company's outstanding common shares on December 31st of the preceding calendar year. The Board of Directors may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. The Board of Directors authorized an increase of 445,809 shares available for issuance under the 2020 Plan effective as of January 1, 2021, and as of March 31, 2021 there were 4,170,263 shares available for future grants. The 2020 Plan permits the granting of options and restricted stock. The terms of the agreements under the 2020 Plan are determined by the Company’s Board of Directors. The Company’s awards vest based on the terms in the agreements and generally vest over four years and have a term of 10 years.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (“2020 ESPP”) became effective in connection with the Company's IPO. A total of 395,795 shares of common stock were reserved for issuance under the 2020 ESPP. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period. The share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year.

The Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim statements of operations and comprehensive loss (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$414	$111
General and administrative	766	63
Total stock-based compensation	$1,180	$174

The following table summarizes option activity under the 2020 Plan and the 2016 Stock Incentive Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance at January 1, 2021	2,742,022	$7.95	8.82
Granted	11,000	39.15
Exercised	(13,543)	2.63
Forfeited	(15,862)	17.30
Balance at March 31, 2021	2,723,617	$8.05	8.55
Vested and expected to vest	2,679,192	$7.96	8.54
Exercisable at the end of the period	1,024,982	$3.27	7.80
Options granted during the three months ended March 31, 2021 had a weighted-average grant-date fair value of $27.11. As of March 31, 2021, unrecognized compensation cost for options issued was $11.5 million, and will be recognized over an estimated weighted-average amortization period of 2.64 years. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2021 was $26.6 million.
The fair value of each option is estimated on the date of grant using a Black-Scholes option pricing model which takes into account inputs such as the exercise price, the estimated fair value of the underlying common stock at grant date, expected term, expected stock price volatility, risk-free interest rate and dividend yield. The fair value of stock options was determined using the methods and assumptions discussed below.
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
•The expected dividend yield is 0% because the Company has not historically paid, and does not expect for the foreseeable future to pay a dividend on its common stock.
•Prior to the Company’s IPO, its Board of Directors periodically estimated the fair value of the Company’s common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm. Subsequent to the Company’s IPO, the shares are issued at no less than the market price on date of grant.

The grant date fair value of each option grant was estimated throughout the three months ended March 31, 2021 using the Black-Scholes option-pricing model using the following weighted-average assumptions:

Expected term - years	6.08
Expected volatility	81.14%
Risk-free interest rate	1.00%
Expected dividends	—
For accounting purposes, the restricted shares are considered the issuance of share-based payments as opposed to the sale of stock and as such, the Company has recognized compensation expense for these awards. 25% percent of the shares became immediately vested and the remaining shares vest monthly over 36 months so long as the grantee remains employed by or provides service to the Company.
The following table summarizes the activity relating to these shares:

Awards
Outstanding at December 31, 2020	11,752
Vested	(5,037)
Outstanding at March 31, 2021	6,715
8. Collaboration Agreement - Related Party
In August 2017, the Company entered into a Collaboration Agreement with Takeda related to the development of certain ARC molecules, as amended in April 2018, October 2018 and March 2020 (the “Collaboration Agreement”). Under the Collaboration Agreement, the Company is responsible to use commercially reasonable efforts to further research and development of six molecules. At the end of the development term Takeda may elect (on a molecule-by-molecule basis) to license exclusively and obtain exclusive rights to undertake further clinical development and commercialization of up to four molecules. Additionally, Takeda was granted a right of first negotiation (“ROFN”) to enter into licenses for each molecule within a specified class of ARC molecules.
The Company received cash of $1.2 million and none for the three months ended March 31, 2021 and 2020, respectively, from Takeda under the Collaboration Agreement and has recognized total aggregate revenue of $54.2 million through March 31, 2021 under the Collaboration Agreement. The Company assessed this arrangement in accordance with ASC 606 and concluded that the Collaboration Agreement had four distinct performance obligations representing the combination of research and development services and participation in a joint development committee associated with six molecules. The Company also concluded that since the option for the exclusive license is deemed to be at fair value, the option does not provide the customer with a material right; and should be accounted for if and when the option is exercised. Finally, the Company noted that the ROFN does not guarantee that Takeda can negotiate a license for molecules at prices that are below their respective standalone selling prices and further noted that if Takeda exercises the ROFN, the license fee will be negotiated at the standalone selling price for each molecule.
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
9. Related-Party Transactions
As of December 31, 2020, Takeda held an approximate 5.0% ownership interest in the Company’s outstanding shares. Considering the resignation of the Takeda director and percent ownership as of December 31, 2020, the Company no longer considers Takeda a related party.

10. Subsequent Events
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes appearing in this Quarterly Report on Form 10-Q, as well as the audited financial statements, notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K dated March 16, 2021 filed with the SEC. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” You should carefully read the “Cautionary Note About Forward-Looking Statements” of this Quarterly Report on Form 10-Q and “Risk Factors” sections of our Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
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
Our lead, wholly-owned product candidate, SL-172154, has been rationally designed to simultaneously inhibit the CD47/SIRPα checkpoint interaction to restore an anti-tumor immune response and to activate the CD40 costimulatory receptor to bolster an immune response. We are currently conducting a Phase 1 clinical trial evaluating SL-172154 in patients with ovarian cancer, and we expect to announce initial data from the dose-escalation portion of this trial in the second half of 2021. We are also conducting a second Phase 1 trial evaluating SL-172154 in patients with cutaneous squamous cell carcinoma, or CSCC, or head and neck squamous cell carcinoma, or HNSCC, and we expect to announce initial data from the dose-escalation portion of this trial in the first half of 2022. Additionally, we intend to initiate Phase 1 clinical trials in certain hematologic malignancies, and we anticipate filing Investigational New Drug Applications for such clinical trials in the second half of 2021.
Our second product candidate, SL-279252, which is being developed in collaboration with Takeda, has been rationally designed to simultaneously inhibit the PD-1/PD-L1 interaction and activate the OX40 receptor. We are evaluating SL-279252 in a Phase 1 clinical trial in patients with advanced solid tumors and lymphoma, and we expect to announce data from the dose-escalation portion of this trial in the second half of 2021. In addition to our clinical-stage ARC product candidates, we possess a deep pipeline of preclinical immuno-oncology product candidates. We anticipate nominating an additional ARC-derived product candidate for clinical development in the second half of 2021, with an associated regulatory filing anticipated in the first half of 2022. Longer-term, we are pursuing additional disease areas, including autoimmune diseases, where we believe our dual-sided fusion protein platforms may provide advantages over current treatment modalities.
Since our inception in 2016, we have devoted substantially all of our resources to developing and perfecting our intellectual property rights, conducting research and development activities, including undertaking preclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, manufacturing our product candidates, organizing and staffing our company, business planning and raising capital. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have funded our operations as of the filing date of this Quarterly Report on Form 10-Q through the net proceeds of our IPO for approximately $213.5 million, the sale of redeemable convertible preferred stock for approximately $152.9 million, the issuance of convertible notes for approximately $10.5 million and payments received pursuant to our collaboration agreement with Takeda for approximately $79.6 million.
For the three months ended March 31, 2021 and 2020, our net loss was $11.8 million and $6.6 million, respectively. We have not been profitable since inception, and as of March 31, 2021, we had an accumulated deficit of $83.9 million and $321.2 million in cash and cash equivalents and short-term investments. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•continue to advance the preclinical and clinical development of our lead product candidates;
•initiate preclinical studies and clinical trials for additional product candidates that we may identify in the future;
•expand our operational, financial and management systems;
•increase personnel and infrastructure to support our clinical development, research and manufacturing efforts;
•build out and expand our in-house process development and manufacturing capabilities;
•continue to develop, perfect and defend our intellectual property portfolio; and
•incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company.
We do not expect to generate significant product revenue unless and until we successfully complete development and obtain regulatory and marketing approval of, and begin to sell, one or more of our product candidates, which we expect will take several years. We expect to spend a significant amount in development and marketing costs prior to such time. We may never succeed in achieving regulatory and marketing approval for our product candidates. We may obtain unexpected results from our preclinical and clinical trials. We may elect to discontinue, delay or modify preclinical and clinical trials of our product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time as we can generate significant product revenue, if ever, we expect to continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates. In addition, we may not be profitable even if we commercialize any of our product candidates.
COVID-19 Pandemic
There is significant uncertainty as to the future effects of the ongoing COVID-19 pandemic, which may, among other things, materially impact our business, including our ongoing and planned clinical trials. We have experienced, and expect to continue to experience, delays in our SL-172154 and SL-279252 clinical trials as a result of the ongoing pandemic. Our manufacturing operations have been impacted by the ongoing pandemic, including delays with our third-party manufacturer and difficulties in obtaining raw materials needed to manufacture material for our clinical trials. Additionally, we have experienced, and expect to continue to experience, delays in enrolling patients, missed treatments for enrolled patients, and performance delays from certain third-party vendors supporting the SL-172154 and SL-279252 clinical trials, although the significance of these delays is difficult to predict.
Further, due to public health guidance measures, we have in the past and may in the future implement a work-from-home policy for our employees, excluding those necessary to maintain minimum basic operations, which may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, with our personnel working from home, some of our research activities that require our personnel to be in our laboratories may be delayed. We may also experience delays or disruptions to our operations if and when our employees need to take time off work due to illness or other COVID-19-related impacts to our workforce.
Due to the impact of the COVID-19 pandemic and work-from-home policies and other operational limitations mandated by federal, state and local governments as a result of the pandemic, certain of our research and development activities, including the conduct of preclinical studies, have been delayed and may be further delayed and other aspects of our business, such as the conduct of various corporate functions and the ability of our Board and management to provide oversight and guidance may be adversely impacted until such operational limitations are lifted. The COVID-19 pandemic or local outbreaks associated with the COVID-19 pandemic could result in difficulty manufacturing our product candidates, securing clinical trial site locations, CROs, and/or trial monitors and other critical vendors and consultants supporting our clinical trials. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact our ability to enroll patients or to complete all scheduled physician visits for currently enrolled patients. These situations, or others associated with COVID-19 pandemic, could cause delays in our clinical trial plans and could increase expected costs, all of which could have a material adverse effect on our business and its financial condition. At the current time, we are unable to quantify the potential effects of the COVID-19 pandemic on our future operations.
Collaboration Agreement
On August 8, 2017, we entered into a Collaboration Agreement with Millennium Pharmaceuticals, Inc., or Takeda, a wholly-owned subsidiary of Takeda Pharmaceutical Company, Ltd., or the Collaboration Agreement. The Collaboration Agreement was subsequently amended in April 2018, October 2018, and March 2020.
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
As of March 31, 2021, under the Collaboration Agreement, we have received approximately $79.6 million in option payments, milestone payments, and expense reimbursements from Takeda, which includes an $11.3 million non-refundable up-front payment applied to the license fee for SL-279252. Pursuant to the Collaboration Agreement, we are eligible to receive up to an additional $33.8 million if Takeda exercises options to enter into license agreements for SL-279252 and $45.0 million if Takeda exercises options to enter into license agreements for SL-115154. If Takeda exercises its exclusive option to license one or both of the clinical-stage ARC molecules (SL-279252 and SL-115154), each license agreement would, among other things, require Takeda to be solely responsible to use its commercially reasonable efforts, at its cost, to develop, manufacture, and commercialize the licensed ARC molecules. If both ARC molecules are licensed, we would be entitled to additional payments of up to an aggregate of $450 million in clinical, regulatory, and sales milestone payments. In addition, we would be eligible for tiered royalty payments on net sales of licensed products at percentages ranging from the high single digits to sub-teens, subject to specified reductions, during the royalty term.
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

We have received cash of $1.2 million and none for the three months ended March 31, 2021 and 2020, respectively, from Takeda under the Collaboration Agreement. We have recognized total aggregate revenue of $54.2 million through March 31, 2021 under the Collaboration Agreement.
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
•employee-related expenses, including salaries, benefits and stock-based compensation;
•fees paid to consultants who assist with research and development activities;
•expenses relating to regulatory activities, including filing fees paid to regulatory agencies;
•laboratory materials and supplies used to support our research activities; and
•allocated expenses for facility-related costs.
The following table summarizes our research and development expenses by product candidate:

	Three Months Ended March 31,
(in thousands)	2021	2020
	(unaudited)
SL-172154	$1,962	$1,821
SL-279252	2,937	3,204
Other pipeline candidates	2,011	1,065
Internal costs, including personnel related benefits, facilities and depreciation	3,427	2,047
	$10,337	$8,137

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
General and Administrative Expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property and corporate matters and fees for accounting and consulting services.
We expect that our general and administrative expense will increase in the future to support our growing research and development activities and as a result of the increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the SEC, insurance, and investor relations costs. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Change
(in thousands)	2021	2020	Dollar	Percentage
	(unaudited)
Collaboration revenue	$2,270	$2,976	$(706)	23.7%
Operating expenses:
Research and development	10,337	8,137	2,200	27.0%
General and administrative	4,356	1,600	2,756	172.3%
Loss from operations	(12,423)	(6,761)	(5,662)	83.7%
Other income (expense):
Interest income	696	250	446	178.4%
Other	(86)	(43)	(43)	100.0%
Net loss	$(11,813)	$(6,554)	$(5,259)	80.2%
Collaboration Revenue
Collaboration revenue decreased by $0.7 million, or 23.7%, to $2.3 million for the three months ended March 31, 2021 from $3.0 million for the three months ended March 31, 2020. The decrease in collaboration revenue is primarily attributable to a decrease in manufacturing and process development work on SL-279252 associated with the Collaboration Agreement.
Research and Development Expense
Research and development expenses increased by $2.2 million, or 27.0%, to $10.3 million for the three months ended March 31, 2021 from $8.1 million for the three months ended March 31, 2020. The increase was primarily due to an increase of $1.2 million as a result of an increase in headcount and expansion of our manufacturing and clinical development capabilities, an increase of $0.9 million in laboratory and facilities related costs and an increase of $0.6 million in clinical costs in connection with SL-279252 and SL-172154, offset by a decrease of $0.6 million in manufacturing costs.
General and Administrative Expense
General and administrative expenses increased by $2.8 million, or 172.3%, to $4.4 million for the three months ended March 31, 2021 from $1.6 million for the three months ended March 31, 2020. The increase was primarily due to an increase of $1.4 million in personnel-related costs driven by higher employee headcount needed to support our growing research and development activities and an increase of $1.3 million of costs associated with being a public company.
Interest Income
Interest income increased by $0.4 million to $0.7 million for the three months ended March 31, 2021 from $0.3 million for the three months ended March 31, 2020. The increase was primarily due to an increase in short-term investments in 2021 compared to 2020.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated through our Collaboration Agreement with Takeda and by sales of our preferred stock and common stock, including our IPO. As of March 31, 2021, we had an accumulated deficit of $83.9 million and $321.2 million of cash and cash equivalents and short-term investments.

Capital Resources and Funding Requirements
Our primary uses of cash and cash equivalents and short-term investments are to fund our operations, which consist primarily of research and development expenditures related to our programs, product development costs, research expenses, administrative support and working capital requirements. We anticipate incurring additional net losses and negative cash flows from operations in the near future until such time, if ever, that we can generate significant sales of our product candidates currently in development. Our future funding requirements will depend on many factors, including:
•the scope, timing, progress and results of discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•the costs of manufacturing our product candidates for clinical trials and in preparation for marketing approval and commercialization;
•the extent to which we enter into collaborations or other arrangements with additional third parties in order to further develop our product candidates;
•the costs of preparing, filing and prosecuting patent applications, maintaining, and enforcing our intellectual property rights and defending other intellectual property-related claims;
•the costs and fees associated with the discovery, acquisition or in-license of additional product candidates or technologies;
•our ability to establish additional collaborations on favorable terms, if at all;
•the costs required to scale up our clinical, regulatory and manufacturing capabilities;
•the costs of future commercialization activities, if any, including establishing sales, marketing, manufacturing, distribution and storage capabilities, for any of our product candidates for which we receive marketing approval; and
•revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval.
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
We believe that our cash and cash equivalents and short-term investments as of March 31, 2021 are sufficient to fund projected operations of the Company through at least the end of 2024.
Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
	(unaudited)
Net cash used in operating activities	$(11,068)	$(10,453)
Net cash (used in) provided by investing activities	(62,127)	6,698
Net cash provided by financing activities	31	34,433
Net (decrease) increase in cash and cash equivalents	$(73,164)	$30,678
Net Cash Used in Operating Activities
During the three months ended March 31, 2021, net cash used in operating activities was $11.1 million and primarily reflected our net loss of $11.8 million, offset by noncash charges of $1.2 million in stock-based compensation and $0.2 million in depreciation expense and a $0.7 million net decrease in our operating assets and liabilities.
During the three months ended March 31, 2020, net cash used in operating activities was $10.5 million and primarily reflected our net loss of $6.6 million, partially offset by noncash charges of $0.2 million in stock-based compensation and $0.1 million in depreciation expense and a $4.2 million net decrease in our operating assets and liabilities.
Net Cash (Used in) Provided by Investing Activities
During the three months ended March 31, 2021, net cash used in investing activities was $62.1 million of which $74.5 million was used to purchase short-term investments, $15.0 million was received from the sale of short-term investments and $2.6 million was used to purchase property and equipment.
During the three months ended March 31, 2020, net cash provided by investing activities was $6.7 million of which $2.7 million was used to purchase short-term investments, $9.5 million was received from the sale of short-term investments and $0.1 million was used to purchase property and equipment.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2021, net cash provided by financing activities was primarily from the exercise of stock options.
During the three months ended March 31, 2020, net cash provided by financing activities was $34.4 million and was primarily from the sale of our Series B redeemable convertible preferred stock.
Contractual Obligations and Other Commitments
There have been no material changes from the Contractual Obligations and Other Commitments disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Critical Accounting Policies
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, the accrual for research and development expenses, and the valuation of stock-based awards. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our financial statements. We believe that the assumptions and estimates associated with our most critical accounting policies are those relating to revenue, accrued research and development costs and stock-based compensation.
There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recent Accounting Pronouncements
See Note 2 to our financial statements found elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.
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
We have evaluated the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation exemptions to the requirements for (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenues of at least $1.07 billion or (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to any material legal proceedings. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.
Item 1A. Risk Factors
Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

4.1
Form of common stock certificate of Shattuck (incorporated by reference from Exhibit 4.1 of Shattuck’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 8, 2020 (Commission File No. 333-248918))

4.2
Second Amended and Restated Investors’ Rights Agreement, dated as of June 12, 2020, by and among Shattuck Labs, Inc. and certain of its stockholders (incorporated by reference from Exhibit 4.2 of Shattuck’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 8, 2020 (Commission File No. 333-248918))

10.1
Amendment No. 2 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Taylor Schreiber (incorporated by reference from Exhibit 10.6 of Shattuck’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.2
Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Arundathy Nirmalini Pandite (incorporated by reference from Exhibit 10.8 of Shattuck’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.3
Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Erin Ator Thomson (incorporated by reference from Exhibit 10.10 of Shattuck’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.4
Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Andrew R. Neill (incorporated by reference from Exhibit 10.12 of Shattuck’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.5
Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Casi DeYoung (incorporated by reference from Exhibit 10.14 of Shattuck’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.6
Lease Agreement, dated January 8, 2021, between Shattuck Labs, Inc. and International Bank of Commerce, Laredo, Texas (incorporated by reference from Exhibit 10.21 of Shattuck’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1* (1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101).
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

Shattuck Labs, Inc.

Date: May 10, 2021	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: May 10, 2021	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)