Form 10-Q
period 2021-06-30
Shattuck Labs, Inc.
filed 2021-08-12
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2021, the registrant had 42,122,778 shares of common stock, $0.0001 par value per share, outstanding.

SHATTUCK LABS, INC.
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Balance Sheets as of June 30, 2021 and December 31, 2020	1
	Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2020	2
	Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2021 and 2020	3
	Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	5
	Notes to the Unaudited Interim Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II	OTHER INFORMATION	26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

	Signatures	28

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SHATTUCK LABS, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86,494	$157,898
Short-term investments	218,304	177,551
Prepaid expenses and other current assets	11,080	10,190
Total current assets	315,878	345,639
Property and equipment, net	7,571	3,000
Other assets	331	349
Total assets	$323,780	$348,988

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,007	$1,754
Accrued expenses	11,326	7,352
Deferred revenue	2,778	7,728
Total current liabilities	15,111	16,834
Deferred revenue, net of current portion	29,215	21,306
Deferred rent	2,367	987
Total liabilities	46,693	39,127
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 42,117,068 and 41,779,183 shares issued and 42,115,390 and 41,767,431 shares outstanding at June 30, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	386,206	382,012
Accumulated other comprehensive loss	(1,620)	(63)
Accumulated deficit	(107,504)	(72,093)
Total stockholders’ equity	277,087	309,861
Total liabilities and stockholders’ equity	$323,780	$348,988
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue - related party	$(4,231)	$3,181	$(1,961)	$6,157
Operating expenses:
Research and development	14,882	7,755	25,219	15,892
General and administrative	5,399	1,746	9,755	3,346
Expense from operations	20,281	9,501	34,974	19,238
Loss from operations	(24,512)	(6,320)	(36,935)	(13,081)

Other income (expense):
Interest income	1,000	138	1,696	387
Other	(86)	(26)	(172)	(68)
Total other income	914	112	1,524	319
Net loss	$(23,598)	$(6,208)	$(35,411)	$(12,762)
Unrealized loss on short-term investments	(960)	(97)	(1,557)	(36)
Comprehensive loss	$(24,558)	$(6,305)	$(36,968)	$(12,798)

Net loss per share – basic and diluted	$(0.56)	$(0.81)	$(0.85)	$(1.67)
Weighted-average shares outstanding – basic and diluted	41,906,268	7,646,149	41,840,555	7,633,565
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	41,767,431	$5	$382,012	$(63)	$(72,093)	$309,861
Exercise of stock options	13,543	—	31	—	—	31
Vesting of common stock previously subject to vesting requirements	5,037	—	—	—	—	—
Stock-based compensation expense	—	—	1,180	—	—	1,180
Unrealized loss on investments	—	—	—	(597)	—	(597)
Net loss	—	—	—	—	(11,813)	(11,813)
Balance at March 31, 2021	41,786,011	$5	$383,223	$(660)	$(83,906)	$298,662
Exercise of stock options	324,342	—	1,256	—	—	1,256
Vesting of common stock previously subject to vesting requirements	5,037	—	—	—	—	—
Stock-based compensation expense	—	—	1,727	—	—	1,727
Unrealized loss on investments	—	—	—	(960)	—	(960)
Net loss	—	—	—	—	(23,598)	(23,598)
Balance at June 30, 2021	42,115,390	$5	$386,206	$(1,620)	$(107,504)	$277,087
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(Unaudited)
(In thousands, except share amounts)

	Six Months Ended June 30, 2020
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,093,019	$49,064	—	$—	—	$—	7,600,877	$1	$887	$54	$(35,490)	$(34,548)
Sale of Series B redeemable convertible preferred stock, net of issuance costs	—	—	550,571	34,427	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	28,113	—	—	—	—	—
Vesting of common stock previously subject to vesting requirements	—	—	—	—	—	—	5,037	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	180	—	—	180
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	—	—	—	—	—	(6,554)	(6,554)
Balance at March 31, 2020	1,093,019	$49,064	550,571	$34,427	—	$—	7,634,027	$1	$1,067	$115	$(42,044)	$(40,861)
Sale of Series B redeemable convertible preferred stock, net of issuance costs	—	—			—	—	—	—	—	—	—	—
Sale of Series B-1 redeemable convertible preferred stock, net of issuance costs	—	—	—	—	1,319,964	82,618	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	20,131	—	—	—	—	—
Vesting of common stock previously subject to vesting requirements	—	—	—	—	—	—	5,037	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	137	—	—	137
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	—	—	—	—	—	—	(6,208)	(6,208)
Balance at June 30, 2020	1,093,019	$49,064	550,571	$34,427	1,319,964	$82,618	7,659,195	$1	$1,204	$18	$(48,252)	$(47,029)
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,411)	$(12,762)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	557	292
Stock-based compensation	2,907	317
Accretion (amortization) of short-term investments	2	(58)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(890)	(1,891)
Other assets	18	—
Accounts payable	(903)	(1,947)
Accrued expenses	3,974	1,355
Deferred revenue - related party	2,959	6,464
Deferred rent	1,380	(38)
Net cash used in operating activities	(25,407)	(8,268)

Cash flows from investing activities:
Purchase of property and equipment	(4,972)	(427)
Sale and maturities of short-term investments	74,975	18,345
Purchases of short-term investments	(117,287)	(2,739)
Net cash (used in) provided by investing activities	(47,284)	15,179

Cash flows from financing activities:
Payments for public offering costs	—	(111)
Proceeds from the sale of Series B redeemable convertible preferred stock, net of issuance costs	—	34,458
Proceeds from the sale of Series B-1 redeemable convertible preferred stock, net of issuance costs	—	82,773
Exercise of stock options	1,287	—
Net cash provided by financing activities	1,287	117,120
Net increase (decrease) in cash and cash equivalents	(71,404)	124,031
Cash and cash equivalents, beginning of period	157,898	7,013
Cash and cash equivalents, end of period	$86,494	$131,044

Supplemental disclosures of non-cash financial activities:
Unrealized loss on short-term investments	$(1,557)	$(36)
Accrued public offering costs in other assets	$—	$25
Accrued Series B-1 redeemable convertible preferred stock offering costs in other assets	$—	$155
Unpaid amounts related to purchase of property and equipment	$156	$—
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
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $107.5 million as of June 30, 2021. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and short-term investments of $304.8 million as of June 30, 2021 are sufficient to fund projected operations of the Company through at least the end of 2024.
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
The Company has already experienced disruptions to its business such as work-from-home orders for offices and similar disruptions have occurred for its partners. Specifically, the outbreak has caused disruptions in its ability to manufacture clinical trial materials, including the acquisition of raw materials needed for such manufacturing, enrollment and treatment of patients in clinical trials in process and slowdowns and shutdowns of the laboratories and other service providers that are being relied upon in the development of the Company’s product candidates.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates, if any, are recorded in the period in which they become known and actual results could differ from management’s estimates. A change in the Company's estimates occurred in the second quarter of 2021, which impacted the Company's current period revenue recognition and related balance sheet accounts. See Note 8 to the Company's unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
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
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and short-term investments. The Company maintains its cash and cash equivalents at two accredited financial institutions in amounts that exceed federally-insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company invests in only highly-rated debt securities that management believes protects the Company from risk of default and impairment of value.
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
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $7.4 million held in operating accounts and $79.1 million held in money market funds as of June 30, 2021 and $2.7 million held in operating accounts, $80.2 million held in money market funds and $75.0 million held in government obligations as of December 31, 2020.
Short-Term Investments
Short-term investments consist of highly-rated U.S. Treasury securities with maturities of more than three months but less than one year at the date of purchase. The Company classifies its short-term investments at the time of purchase as available-for-sale securities. Available-for-sale securities are carried at fair value. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020, which amended its accounting for available-for-sale debt securities. Credit impairments are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders' equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of June 30, 2021, the unrealized losses were not material.
Deferred Offering Costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded against gross proceeds. Deferred offering costs were none and $0.2 million at June 30, 2021 and 2020, respectively.
Series A, Series B and Series B-1 Redeemable Convertible Preferred Stock
The Company records shares of redeemable convertible preferred stock at their respective fair values on the date of issuance, net of issuance costs. The redeemable convertible preferred stock is recorded outside of stockholders’ equity on the balance sheet because the shares contain liquidation features that are not solely within the Company’s control. Upon the completion of the Company’s initial public offering (“IPO”) in the fourth quarter of 2020, all outstanding shares of the Company's redeemable convertible preferred stock were converted into common stock. See Note 6 to the Company's unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
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
At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services in the Company’s arrangements may consist of a license, or options to license, the Company’s intellectual property and research, development and manufacturing services. The Company may provide options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources and (ii) are separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.
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
Royalties: For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Redeemable convertible preferred stock as converted to common stock	—	20,300,253
Stock options	2,578,944	1,703,190
Unvested restricted stock	1,678	21,826
	2,580,622	22,025,269
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of the net loss and unrealized gains and losses on short-term investments.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions to the general principles in ASC 740, Income Taxes and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company adopted this pronouncement effective January 1, 2021 and it did not have a material impact on the financial statements or related disclosures.
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
3. Short-Term Investments
The following table represents the Company’s available for sale short-term investments by major security type (amounts in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Short-term investments
U.S. government securities	$219,924	$(1,620)	$218,304
Total short-term investments	$219,924	$(1,620)	$218,304

	December 31, 2020
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Short-term investments
U.S. government securities	$177,614	$(63)	$177,551
Total short-term investments	$177,614	$(63)	$177,551

The Company’s short-term investment instruments and cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities as of June 30, 2021 have an average maturity of 0.39 years.
4. Accrued Expenses
Accrued expenses consisted of the following (amounts in thousands):

	June 30, 2021	December 31, 2020
Research and development contract costs	$8,278	$5,382
Compensation and related benefits	1,802	1,551
Other	1,246	419
Total accrued expenses	$11,326	$7,352
5. Commitments and Contingencies
Operating Leases
Future minimum payments, by year and in aggregate, under non-cancelable operating leases consist of the following as of June 30, 2021 (amounts in thousands):

2021	$327
2022	1,058
2023	1,089
2024	1,120
2025	1,152
Thereafter	2,814
Total minimum lease payments	$7,560
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
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of June 30, 2021, management was not aware of any existing, pending or threatened legal actions that may have a material impact on the financial position, results of operations or cash flows of the Company.
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which the Company cannot reasonably predict future payment. The Company’s contractual obligations result primarily from obligations for various CMOs and CROs, which include potential payments that may be required under its agreements. The contracts also contain variable costs and milestones that are hard to predict as they are based on such things as patients enrolled and clinical trial sites. The timing of payments and actual amounts paid under CMO and CRO agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations. Such agreements are cancellable upon written notice by the Company and, therefore, are not long-term liabilities.
6. Preferred Stock
During the six months ended June 30, 2020, the Company entered into various stock purchase agreements with new and existing investors pursuant to which the Company sold an aggregate 550,571 shares of Series B redeemable convertible preferred stock and 1,319,964 shares of Series B-1 redeemable convertible preferred stock at $62.88051 per share for net proceeds of $117.0 million.
The Company’s Series A, Series B and Series B-1 redeemable convertible preferred stock converted into common stock upon the completion of the Company’s IPO and the rights, preferences and terms are no longer applicable.
7. Stock-Based Compensation
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company's outstanding common shares on December 31st of the preceding calendar year. The Board of Directors may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. The Board of Directors authorized an increase of 445,809 shares available for issuance under the 2020 Plan effective as of January 1, 2021, and as of June 30, 2021 there were 3,986,135 shares available for future grants. The 2020 Plan permits the granting of options and restricted stock. The terms of the agreements under the 2020 Plan are determined by the Company’s Board of Directors. The Company’s awards vest based on the terms in the agreements and generally vest over four years and have a term of 10 years.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (“2020 ESPP”) became effective in connection with the Company's IPO. A total of 395,795 shares of common stock were reserved for issuance under the 2020 ESPP. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim statements of operations and comprehensive loss (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$508	$80	$921	$191
General and administrative	1,219	57	1,986	126
Total stock-based compensation	$1,727	$137	$2,907	$317

The following table summarizes option activity under the 2020 Plan and the 2016 Stock Incentive Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance at January 1, 2021	2,742,022	$7.95	8.82
Granted	195,954
Exercised	(337,885)
Forfeited	(21,147)
Balance at June 30, 2021	2,578,944	$10.01	8.43
Vested and expected to vest	2,540,435	$9.89	8.42
Exercisable at the end of the period	1,030,085	$3.89	7.72
Options granted during the six months ended June 30, 2021 had a weighted-average grant-date fair value of $19.91. As of June 30, 2021, unrecognized compensation cost for options issued was $12.7 million, and will be recognized over an estimated weighted-average amortization period of 2.58 years. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2021 was $26.0 million.
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

The grant date fair value of each option grant was estimated throughout the six months ended June 30, 2021 using the Black-Scholes option pricing model using the following weighted-average assumptions:

Expected term - years	6.08
Expected volatility	81.35%
Risk-free interest rate	0.99%
Expected dividends	—
For accounting purposes, the restricted shares are considered the issuance of share-based payments as opposed to the sale of stock and as such, the Company has recognized compensation expense for these awards. 25% percent of the shares became immediately vested and the remaining shares vest monthly over 36 months so long as the grantee remains employed by, or provides service to, the Company.
The following table summarizes the activity relating to these shares:

Awards
Outstanding at December 31, 2020	11,752
Vested	(10,074)
Outstanding at June 30, 2021	1,678
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
The Company received cash of $3.0 million and $11.3 million for the six months ended June 30, 2021 and 2020, respectively, from Takeda under the Collaboration Agreement and has recognized total aggregate revenue of $50.0 million through June 30, 2021 under the Collaboration Agreement. The Company assessed this arrangement in accordance with ASC 606 and concluded that the Collaboration Agreement had four distinct performance obligations representing the combination of research and development services and participation in a joint development committee associated with six molecules. The Company also concluded that since the option for the exclusive license is deemed to be at fair value, the option does not provide the customer with a material right; and should be accounted for if and when the option is exercised. Finally, the ROFN does not guarantee that Takeda can negotiate a license for molecules at prices that are below their respective standalone selling prices and further noted that if Takeda exercises the ROFN, the license fee will be negotiated at the standalone selling price for each molecule.
The Company recognizes revenue for the allocated up-front payments using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company used actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. In the second quarter of 2021, in connection with the Company’s modifications to the SL-279252 clinical development plan and its intention to expand the dose escalation portion of its ongoing Phase 1 clinical trial, the estimated total costs related to the SL-279252 development program increased. The increase in expected total cost of the development program required to satisfy a specific performance obligation in the Collaboration Agreement, or the denominator in the cost-based input method, resulted in a cumulative-effect adjustment under ASC 250, Change in Accounting Estimates. Actual consideration received and total revenue expected to be recognized in accordance with the development of SL-279252 under the Collaboration Agreement remain unchanged. The Company recognizes revenue related to the reimbursable cost as they are incurred. The effects of this change in the Company's estimates were a $4.2 million increase in 2021 net loss and a $0.10 increase in 2021 basic and diluted loss per share.

9. Related-Party Transactions
As of December 31, 2020, Takeda held an approximate 5.0% ownership interest in the Company’s outstanding shares. Considering the resignation of the Takeda director and percent ownership of the Company's common stock as of December 31, 2020, the Company no longer considers Takeda a related party.
10. Subsequent Events
None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes appearing in this Quarterly Report on Form 10-Q, as well as the audited financial statements, notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” You should carefully read the “Cautionary Note About Forward-Looking Statements” of this Quarterly Report on Form 10-Q and “Risk Factors” sections of our Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
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
Our lead, wholly-owned product candidate, SL-172154, has been rationally designed to simultaneously inhibit the CD47/SIRPα checkpoint interaction to restore an anti-tumor immune response and to activate the CD40 costimulatory receptor to bolster an immune response. We are currently conducting a Phase 1 clinical trial evaluating SL-172154 in patients with ovarian cancer, and we expect to announce initial data from the dose-escalation portion of this trial in the fourth quarter of 2021. We are also conducting a second Phase 1 trial evaluating SL-172154 in patients with cutaneous squamous cell carcinoma, or CSCC, or head and neck squamous cell carcinoma, or HNSCC, and we expect to announce initial data from the dose-escalation portion of this trial in the first half of 2022. Additionally, we intend to initiate Phase 1 clinical trials in certain hematologic malignancies, and we anticipate filing an Investigational New Drug Application for such clinical trials in the fourth quarter of 2021.
Our second product candidate, SL-279252, which is being developed in collaboration with Takeda, has been rationally designed to simultaneously inhibit the PD-1/PD-L1 interaction and activate the OX40 receptor. We are evaluating SL-279252 in a Phase 1 clinical trial in patients with advanced solid tumors and lymphoma, and we expect to announce initial data from the dose-escalation portion of this trial in the fourth quarter of 2021.
In addition to our clinical-stage ARC product candidates, we possess a deep pipeline of preclinical immuno-oncology product candidates. We anticipate nominating an additional ARC-derived product candidate for clinical development in the second half of 2021, with an associated regulatory filing anticipated in 2022. Longer-term, we are pursuing additional disease areas, including autoimmune diseases, where we believe our dual-sided fusion protein platforms may provide advantages over current treatment modalities.
Since our inception in 2016, we have devoted substantially all of our resources to developing and perfecting our intellectual property rights, conducting research and development activities, including undertaking preclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, manufacturing our product candidates, organizing and staffing our company, business planning and raising capital. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have funded our operations as of the filing date of this Quarterly Report on Form 10-Q through the net proceeds from our IPO of approximately $213.5 million, the sale of redeemable convertible preferred stock for approximately $152.9 million, the issuance of convertible notes for approximately $10.5 million and payments received pursuant to our collaboration agreement with Takeda for approximately $81.5 million.
For the six months ended June 30, 2021 and 2020, our net loss was $35.4 million and $12.8 million, respectively. We have not been profitable since inception, and as of June 30, 2021, we had an accumulated deficit of $107.5 million and $304.8 million in cash and cash equivalents and short-term investments, respectively. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•continue to advance the preclinical and clinical development of our clinical-stage product candidates, SL-172154 and SL-279252;
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
COVID-19 Pandemic
There is significant uncertainty as to the future effects of the ongoing COVID-19 pandemic, which may, among other things, materially impact our business, including our ongoing and planned clinical trials. We have experienced, and expect to continue to experience, delays in our SL-172154 and SL-279252 clinical trials as a result of the ongoing pandemic. Our manufacturing operations have been impacted by the ongoing pandemic, including delays with our third-party manufacturer and difficulties in obtaining raw materials needed to manufacture material for our clinical trials. Additionally, we have experienced, and expect to continue to experience, delays in enrolling patients, missed treatments for enrolled patients, and performance delays from certain third-party vendors supporting the SL-172154 and SL-279252 clinical trials, although the significance of any future delays is difficult to predict.
Further, due to public health guidance measures, we have in the past and may in the future implement a work-from-home policy for our employees, excluding those necessary to maintain minimum basic operations, which may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. For example, some of our research activities that require our personnel to be in our laboratories may be delayed. We may also experience delays or disruptions to our operations if and when our employees need to take time off work due to illness or other COVID-19-related impacts to our workforce.
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
As of June 30, 2021, under the Collaboration Agreement, we have received approximately $81.5 million in option payments, milestone payments, and expense reimbursements from Takeda, which includes an $11.3 million non-refundable up-front payment applied to the license fee for SL-279252. Pursuant to the Collaboration Agreement, we are eligible to receive up to an additional $33.8 million if Takeda exercises options to enter into license agreements for SL-279252 and $45.0 million if Takeda exercises options to enter into license agreements for SL-115154. If Takeda exercises its exclusive option to license one or both of the clinical-stage ARC molecules (SL-279252 and SL-115154), each license agreement would, among other things, require Takeda to be solely responsible to use its commercially reasonable efforts, at its cost, to develop, manufacture, and commercialize the licensed ARC molecules. If both ARC molecules are licensed, we would be entitled to additional payments of up to an aggregate of $450 million in clinical, regulatory, and sales milestone payments. In addition, we would be eligible for tiered royalty payments on net sales of licensed products at percentages ranging from the high single digits to sub-teens, subject to specified reductions, during the royalty term.
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
We have received cash of $3.0 million and $11.3 million for the six months ended June 30, 2021 and 2020, respectively, from Takeda under the Collaboration Agreement. We have recognized total aggregate revenue of $50.0 million through June 30, 2021 under the Collaboration Agreement.
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
The following table summarizes our research and development expenses by product candidate:

	Six Months Ended June 30,
(in thousands)	2021	2020
	(unaudited)
SL-172154	$7,189	$6,701
SL-279252	5,614	2,765
Other pipeline candidates	5,171	2,445
Internal costs, including personnel related benefits, facilities and depreciation	7,245	3,981
	$25,219	$15,892
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we conduct additional preclinical studies and clinical trials, including later-stage clinical trials, for our current and future product candidates and as we pursue regulatory approval of our product candidates.

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
We expect that our general and administrative expense will increase in the future to support our growing research and development activities and as a result of the increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the Securities and Exchange Commission, or SEC, insurance, and investor relations costs. If any of our current or future product candidates obtains regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents and short-term investments, which consists of amounts held in a money market fund and, at various times, in short-term government and corporate obligations.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table sets forth our results of operations for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Change
(in thousands)	2021	2020	Dollar	Percentage
	(unaudited)
Collaboration revenue	$(4,231)	$3,181	$(7,412)	(233.0)%
Operating expenses:
Research and development	14,882	7,755	7,127	91.9%
General and administrative	5,399	1,746	3,653	209.2%
Loss from operations	(24,512)	(6,320)	(18,192)	287.8%
Other income (expense):
Interest income	1,000	138	862	624.6%
Other	(86)	(26)	(60)	230.8%
Net loss	$(23,598)	$(6,208)	$(17,390)	280.1%
Collaboration Revenue
Collaboration revenue decreased by $7.4 million, or (233.0)%, to $(4.2) million for the three months ended June 30, 2021 from $3.2 million for the three months ended June 30, 2020. We recognize revenue related to the development of SL-279252 under the Collaboration Agreement on a cost-based input method. In the second quarter of 2021, in connection with our modifications to the SL-279252 clinical development plan and our intention to expand the dose escalation portion of the ongoing Phase 1 clinical trial, the expected program costs related to the SL-279252 development program increased. The increase in the expected total cost of the development program, or the denominator in the cost-based input method, resulted in a one-time negative revenue adjustment. Actual consideration received and total revenue expected to be recognized in accordance with the development of SL-279252 under the Collaboration Agreement remain unchanged.
Research and Development Expense
Research and development expenses increased by $7.1 million, or 91.9%, to $14.9 million for the three months ended June 30, 2021 from $7.8 million for the three months ended June 30, 2020. The increase was primarily due to an increase of $3.7 million in manufacturing costs as a result of the manufacturing of clinical materials and expanded process development, an increase of $1.6 million in compensation costs as a result of an increase in headcount and expansion of our manufacturing and clinical development capabilities and an increase of $1.2 million in preclinical pipeline costs.
General and Administrative Expense
General and administrative expenses increased by $3.7 million, or 209.2%, to $5.4 million for the three months ended June 30, 2021 from $1.7 million for the three months ended June 30, 2020. The increase was primarily due to an increase of $2.2 million in personnel-related costs driven by higher employee headcount needed to support our growing research and development activities and an increase of $1.1 million of costs associated with being a public company.
Interest Income
Interest income increased by $0.9 million to $1.0 million for the three months ended June 30, 2021 from $0.1 million for the three months ended June 30, 2020. The increase was primarily due to an increase in short-term investments in 2021 compared to 2020.

Results of Operations
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table sets forth our results of operations for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Change
(in thousands)	2021	2020	Dollar	Percentage
	(unaudited)
Collaboration revenue	$(1,961)	$6,157	$(8,118)	(131.8)%
Operating expenses:
Research and development	25,219	15,892	9,327	58.7%
General and administrative	9,755	3,346	6,409	191.5%
Loss from operations	(36,935)	(13,081)	(23,854)	182.4%
Other income (expense):
Interest income	1,696	387	1,309	338.2%
Other	(172)	(68)	(104)	152.9%
Net loss	$(35,411)	$(12,762)	$(22,649)	177.5%
Collaboration Revenue
Collaboration revenue decreased by $8.1 million, or (131.8)%, to $(2.0) million for the six months ended June 30, 2021 from $6.2 million for the six months ended June 30, 2020. We recognize revenue related to the development of SL-279252 under the Collaboration Agreement on a cost-based input method. In the second quarter of 2021, in connection with our modifications to the SL-279252 clinical development plan and our intention to expand the dose escalation portion of the ongoing Phase 1 clinical trial, the expected program costs related to the SL-279252 development program increased. The increase in the expected total cost of the development program, or the denominator in the cost-based input method, resulted in a one-time negative revenue adjustment. Actual consideration received and total revenue expected to be recognized in accordance with the development of SL-279252 under the Collaboration Agreement remain unchanged.
Research and Development Expense
Research and development expenses increased by $9.3 million, or 58.7%, to $25.2 million for the six months ended June 30, 2021 from $15.9 million for the six months ended June 30, 2020. The increase was primarily due to an increase of $3.1 million in manufacturing costs as a result of the manufacturing of clinical materials and expanded process development, an increase of $2.7 million in compensation costs as a result of an increase in headcount and expansion of our manufacturing and clinical development capabilities, an increase of $1.7 million in preclinical pipeline and facilities related costs and an increase of $1.2 million in clinical trial costs.
General and Administrative Expense
General and administrative expenses increased by $6.4 million, or 191.5%, to $9.8 million for the six months ended June 30, 2021 from $3.3 million for the six months ended June 30, 2020. The increase was primarily due to an increase of $3.6 million in personnel-related costs driven by higher employee headcount needed to support our growing research and development activities and an increase of $2.3 million of costs associated with being a public company.
Interest Income
Interest income increased by $1.3 million to $1.7 million for the six months ended June 30, 2021 from $0.4 million for the six months ended June 30, 2020. The increase was primarily due to an increase in short-term investments in 2021 compared to 2020.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated through our Collaboration Agreement with Takeda and by sales of our preferred stock and common stock, including our IPO. As of June 30,

2021, we had an accumulated deficit of $107.5 million and $304.8 million of cash and cash equivalents and short-term investments.
Capital Resources and Funding Requirements
Our primary uses of cash and cash equivalents and short-term investments are to fund our operations, which consist primarily of research and development expenditures related to our programs, product development costs, research expenses, administrative support, capital expenditures related to bringing in-house certain process development and manufacturing capabilities and working capital requirements. We anticipate incurring additional net losses and negative cash flows from operations in the near future until such time, if ever, that we can generate significant sales of our product candidates currently in development. Our future funding requirements will depend on many factors, including:
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
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending other intellectual property-related claims;
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
Until we obtain regulatory approval to market our product candidates, if ever, we cannot generate revenues from sales of our products. Even if we are able to sell our products, we may not generate a sufficient amount of product revenues to finance our cash requirements. Accordingly, we may seek to raise additional capital through equity offerings and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our development programs or patent portfolios. There can be no assurance that such funding may be available to us on acceptable terms, or at all. The issuance of equity securities may result in dilution to stockholders and the issuance of debt securities may have rights, preferences and privileges senior to those of our common stock and the terms of any such debt securities could impose significant restrictions on our operations. The failure to raise funds as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. Additionally, if additional funding is not secured when required, we may need to delay or curtail our operations until such funding is received, which would have a material adverse impact on our business prospects and results of operations.
We believe that our cash and cash equivalents and short-term investments as of June 30, 2021 are sufficient to fund projected operations of the Company through at least the end of 2024.
Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020
	(unaudited)
Net cash used in operating activities	$(25,407)	$(8,268)
Net cash (used in) provided by investing activities	(47,284)	15,179
Net cash provided by financing activities	1,287	117,120
Net increase (decrease) in cash and cash equivalents	$(71,404)	$124,031
Net Cash Used in Operating Activities
During the six months ended June 30, 2021, net cash used in operating activities was $25.4 million and primarily reflected our net loss of $35.4 million, offset by noncash charges of $2.9 million in stock-based compensation and $0.6 million in depreciation expense and a $6.5 million net decrease in our operating assets and liabilities.
During the six months ended June 30, 2020, net cash used in operating activities was $8.3 million and primarily reflected our net loss of $12.8 million, partially offset by noncash charges of $0.3 million in stock-based compensation and $0.3 million in depreciation expense and $3.9 million net increase in our operating assets and liabilities.
Net Cash (Used in) Provided by Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities was $47.3 million, of which $117.3 million was used to purchase short-term investments, $75.0 million was received from the sale of short-term investments and $5.0 million was used to purchase property and equipment, primarily attributable to our continued efforts to bring in-house certain process development, manufacturing and laboratory capabilities.
During the six months ended June 30, 2020, net cash provided by investing activities was $15.2 million, of which $18.3 million was received from the sale and maturities of short-term investments, $2.7 million was used to purchase short-term investments and $0.4 million was used to purchase property and equipment.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was primarily from the exercise of stock options.
During the six months ended June 30, 2020, net cash provided by financing activities was $117.0 million and was primarily from the sale of our Series B and Series B-1 redeemable convertible preferred stock.
Contractual Obligations and Other Commitments
There have been no material changes from the Contractual Obligations and Other Commitments disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We, therefore, believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
We have evaluated the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation exemptions to the requirements for (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenues of at least $1.07 billion or (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th or (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of the year ending December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Shattuck Labs, Inc.

Date: August 12, 2021	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: August 12, 2021	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)