Form 10-Q
period 2021-09-30
Shattuck Labs, Inc.
filed 2021-11-09
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2021, the registrant had 42,246,539 shares of common stock, $0.0001 par value per share, outstanding.

SHATTUCK LABS, INC.
TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Balance Sheets as of September 30, 2021 and December 31, 2020	1
	Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	2
	Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	3
	Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	5
	Notes to the Unaudited Interim Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II	OTHER INFORMATION	26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

	Signatures	29

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SHATTUCK LABS, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,094	$157,898
Short-term investments	205,121	177,551
Prepaid expenses and other current assets	11,429	10,190
Total current assets	301,644	345,639
Property and equipment, net	8,651	3,000
Other assets	273	349
Total assets	$310,568	$348,988

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,251	$1,754
Accrued expenses	13,783	7,352
Deferred revenue	2,801	7,728
Total current liabilities	19,835	16,834
Deferred revenue, net of current portion	27,277	21,306
Deferred rent	2,290	987
Total liabilities	49,402	39,127
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 42,241,981 shares issued and outstanding at September 30, 2021 and 41,779,183 shares issued and 41,767,431 shares outstanding at December 31, 2020	5	5
Additional paid-in capital	387,902	382,012
Accumulated other comprehensive loss	(1,827)	(63)
Accumulated deficit	(124,914)	(72,093)
Total stockholders’ equity	261,166	309,861
Total liabilities and stockholders’ equity	$310,568	$348,988
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue - related party	$1,900	$2,435	$(61)	$8,592
Operating expenses:
Research and development	15,137	11,804	40,356	27,696
General and administrative	4,343	2,470	14,098	5,816
Expense from operations	19,480	14,274	54,454	33,512
Loss from operations	(17,580)	(11,839)	(54,515)	(24,920)

Other income (expense):
Interest income	251	86	1,947	474
Other	(81)	(76)	(253)	(145)
Total other income	170	10	1,694	329
Net loss	$(17,410)	$(11,829)	$(52,821)	$(24,591)
Unrealized loss on short-term investments	(207)	(28)	(1,764)	(64)
Comprehensive loss	$(17,617)	$(11,857)	$(54,585)	$(24,655)

Net loss per share – basic and diluted	$(0.41)	$(1.54)	$(1.26)	$(3.21)
Weighted-average shares outstanding – basic and diluted	42,155,981	7,700,371	41,946,852	7,656,077
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	41,767,431	$5	$382,012	$(63)	$(72,093)	$309,861
Exercise of stock options	13,543	—	31	—	—	31
Vesting of common stock previously subject to vesting requirements	5,037	—	—	—	—	—
Stock-based compensation expense	—	—	1,180	—	—	1,180
Unrealized loss on investments	—	—	—	(597)	—	(597)
Net loss	—	—	—	—	(11,813)	(11,813)
Balance at March 31, 2021	41,786,011	$5	$383,223	$(660)	$(83,906)	$298,662
Exercise of stock options	324,342	—	1,256	—	—	1,256
Vesting of common stock previously subject to vesting requirements	5,037	—	—	—	—	—
Stock-based compensation expense	—	—	1,727	—	—	1,727
Unrealized loss on investments	—	—	—	(960)	—	(960)
Net loss	—	—	—	—	(23,598)	(23,598)
Balance at June 30, 2021	42,115,390	$5	$386,206	$(1,620)	$(107,504)	$277,087
Exercise of stock options and ESPP purchases	124,913	—	352	—	—	352
Vesting of common stock previously subject to vesting requirements	1,678	—	—	—	—	—
Stock-based compensation expense	—	—	1,344	—	—	1,344
Unrealized loss on investments	—	—	—	(207)	—	(207)
Net loss	—	—	—	—	(17,410)	(17,410)
Balance at September 30, 2021	42,241,981	$5	$387,902	$(1,827)	$(124,914)	$261,166
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended September 30, 2020
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,093,019	$49,064	—	$—	—	$—	7,600,877	$1	$887	$54	$(35,490)	$(34,548)
Sale of Series B redeemable convertible preferred stock, net of issuance costs	—	—	550,571	34,427	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	28,113	—	—	—	—	—
Vesting of common stock previously subject to vesting requirements	—	—	—	—	—	—	5,037	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	180	—	—	180
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	61	—	61
Net loss	—	—	—	—	—	—	—	—	—	—	(6,554)	(6,554)
Balance at March 31, 2020	1,093,019	$49,064	550,571	$34,427	—	$—	7,634,027	$1	$1,067	$115	$(42,044)	$(40,861)
Sale of Series B redeemable convertible preferred stock, net of issuance costs	—	—			—	—	—	—	—	—	—	—
Sale of Series B-1 redeemable convertible preferred stock, net of issuance costs	—	—	—	—	1,319,964	82,618	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	20,131	—	—	—	—	—
Vesting of common stock previously subject to vesting requirements	—	—	—	—	—	—	5,037	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	137	—	—	137
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	—	—	—	—	—	—	(6,208)	(6,208)
Balance at June 30, 2020	1,093,019	$49,064	550,571	$34,427	1,319,964	$82,618	7,659,195	$1	$1,204	$18	$(48,252)	$(47,029)
Series B-1 additional issuance costs	—	—	—	—	—	(5)	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	115,048	—	214	—	—	214
Vesting of common stock previously subject to vesting requirements	—	—	—	—	—	—	5,037	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	312	—	—	312
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	—	—	—	—	(11,829)	(11,829)
Balance at September 30, 2020	1,093,019	$49,064	550,571	$34,427	1,319,964	$82,613	7,779,280	$1	$1,730	$(10)	$(60,081)	$(58,360)
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(52,821)	$(24,591)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	4,251	629
Depreciation	937	448
Accretion (amortization) of short-term investments	774	(22)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,239)	(2,214)
Other assets	75	(33)
Accounts payable	846	(1,701)
Accrued expenses	6,431	1,985
Deferred revenue - related party	1,044	5,870
Deferred rent	1,303	13
Net cash used in operating activities	(38,399)	(19,616)

Cash flows from investing activities:
Purchase of property and equipment	(5,936)	(526)
Sale and maturities of short-term investments	134,975	31,270
Purchases of short-term investments	(165,083)	(5,578)
Net cash (used in) provided by investing activities	(36,044)	25,166

Cash flows from financing activities:
Exercise of stock options and ESPP purchases	1,639	214
Payments for public offering costs	—	(1,251)
Proceeds from the sale of Series B redeemable convertible preferred stock, net of issuance costs	—	34,461
Proceeds from the sale of Series B-1 redeemable convertible preferred stock, net of issuance costs	—	82,613
Net cash provided by financing activities	1,639	116,037
Net increase (decrease) in cash and cash equivalents	(72,804)	121,587
Cash and cash equivalents, beginning of period	157,898	7,013
Cash and cash equivalents, end of period	$85,094	$128,600

Supplemental disclosures of non-cash financial activities:
Unrealized loss on short-term investments	$(1,764)	$(64)
Accrued public offering costs in other assets	$—	$495
Unpaid amounts related to purchases of property and equipment	$651	$—

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
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $124.9 million as of September 30, 2021. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and short-term investments of $290.2 million as of September 30, 2021 are sufficient to fund projected operations of the Company into the second half of 2024.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates, if any, are recorded in the period in which they become known and actual results could differ from management’s estimates. A change in the Company’s estimates occurred in the second quarter of 2021, which impacted the Company’s revenue recognition and related balance sheet accounts. See Note 8 to the Company’s unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
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
The Company is highly dependent on three contract research organizations (“CROs”) and a limited number of third-party service providers to manage and support its clinical trials. These programs could be adversely affected by a significant disruption in services provided by these CROs and third parties.
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $14.0 million held in operating accounts and $71.1 million held in money market funds as of September 30, 2021 and $2.7 million held in operating accounts, $80.2 million held in money market funds and $75.0 million held in government obligations as of December 31, 2020.
Short-Term Investments
Short-term investments consist of highly-rated U.S. Treasury securities with maturities of more than three months but less than one year at the date of purchase. The Company classifies its short-term investments at the time of purchase as available-for-sale securities. Available-for-sale securities are carried at fair value. The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on January 1, 2020, which amended its accounting for available-for-sale debt securities. Credit impairments are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of September 30, 2021, there were no impairments related to credit losses of short-term investments.
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
Series A, Series B and Series B-1 Redeemable Convertible Preferred Stock
The Company records shares of redeemable convertible preferred stock at their respective fair values on the date of issuance, net of issuance costs. The redeemable convertible preferred stock is recorded outside of stockholders’ equity on the balance sheet because the shares contain liquidation features that are not solely within the Company’s control. Upon the completion of the Company’s initial public offering (“IPO”) in the fourth quarter of 2020, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into common stock. See Note 6 to the Company’s unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
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
Research and Development Costs
Research and development costs are expensed as incurred, and include salaries, stock-based compensation and other personnel-related costs, equipment and supplies, depreciation, preclinical studies, clinical trials and manufacturing development activities.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding in the three and nine months ended September 30, 2021 and 2020, as they would be anti-dilutive:

	September 30,
	2021	2020
Stock options	2,491,187	2,538,225
Redeemable convertible preferred stock as converted to common stock	—	20,300,253
Unvested restricted stock	—	16,789
	2,491,187	22,855,267
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

3. Short-Term Investments
The following table represents the Company’s available for sale short-term investments by major security type (amounts in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Short-term investments
U.S. government securities	$206,948	$(1,827)	$205,121
Total short-term investments	$206,948	$(1,827)	$205,121

	December 31, 2020
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Short-term investments
U.S. government securities	$177,614	$(63)	$177,551
Total short-term investments	$177,614	$(63)	$177,551

The Company’s short-term investment instruments and cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities as of September 30, 2021 have an average maturity of 0.48 years.
4. Accrued Expenses
Accrued expenses consisted of the following (amounts in thousands):

	September 30, 2021	December 31, 2020
Research and development contract costs	$10,412	$5,382
Compensation and related benefits	2,733	1,551
Other	638	419
Total accrued expenses	$13,783	$7,352
5. Commitments and Contingencies
Operating Leases
Future minimum payments, by year and in aggregate, under non-cancelable operating leases consist of the following as of September 30, 2021 (amounts in thousands):

2021	$190
2022	1,058
2023	1,089
2024	1,120
2025	1,152
Thereafter	2,814
Total minimum lease payments	$7,423
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
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of September 30, 2021, management was not aware of any existing, pending or threatened legal actions that may have a material impact on the financial position, results of operations or cash flows of the Company.
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
7. Stock-Based Compensation
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding common shares on December 31st of the preceding calendar year. The Board of Directors may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. The Board of Directors authorized an increase of 445,809 shares available for issuance under the 2020 Plan effective as of January 1, 2021, and as of September 30, 2021 there were 3,951,085 shares available for future grants. The 2020 Plan permits the granting of options and restricted stock. The terms of the agreements under the 2020 Plan are determined by the Company’s Board of Directors. The Company’s awards vest based on the terms in the agreements and generally vest over four years and have a term of 10 years.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (“2020 ESPP”) became effective in connection with the Company’s IPO. A total of 395,795 shares of common stock were reserved for issuance under the 2020 ESPP. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board of Directors may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. Under the 2020 ESPP, the Company issued 2,106 shares of common stock for aggregate cash proceeds of $0.1 million during the three months and nine months ended September 30, 2021. There were no shares of common stock issued during the three and nine months ended September 30, 2020.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim statements of operations and comprehensive loss (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$620	$159	$1,542	$350
General and administrative	724	153	2,709	279
Total stock-based compensation	$1,344	$312	$4,251	$629

The following table summarizes option activity under the 2020 Plan and the 2016 Stock Incentive Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance at January 1, 2021	2,742,022	$7.95	8.82
Granted	235,704
Exercised	(460,692)
Forfeited	(25,847)
Balance at September 30, 2021	2,491,187	$10.51	8.18
Vested and expected to vest	2,458,242	$10.41	8.17
Exercisable at the end of the period	1,186,961	$4.32	7.66
Options granted during the nine months ended September 30, 2021 had a weighted-average grant-date fair value of $19.00. As of September 30, 2021, unrecognized compensation cost for options issued was $11.9 million, and will be recognized over an estimated weighted-average amortization period of 2.5 years. The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2021 was $19.3 million.
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
The grant date fair value of options granted under the Company’s 2020 Plan and shares issued under the Company’s 2020 ESPP were estimated throughout the nine months ended September 30, 2021 using the Black-Scholes option-pricing model using the following weighted-average assumptions:

2020 Plan
Expected term - years	6.08
Expected volatility	81.35%
Risk-free interest rate	0.98%
Expected dividends	—

2020 ESPP
Expected term - years	0.50
Expected volatility	81.08%
Risk-free interest rate	0.68%
Expected dividends	—
For accounting purposes, the restricted shares are considered the issuance of share-based payments as opposed to the sale of stock and as such, the Company has recognized compensation expense for these awards.
The following table summarizes the activity relating to these shares:

Awards
Outstanding at December 31, 2020	11,752
Vested	(11,752)
Outstanding at September 30, 2021	—
8. Collaboration Agreement - Related Party
In August 2017, the Company entered into a Collaboration Agreement with Takeda related to the development of certain ARC molecules, as amended in April 2018, October 2018 and March 2020 (the “Collaboration Agreement”). The Collaboration Agreement was mutually terminated pursuant to a termination agreement dated November 8, 2021 (the “Termination Agreement”). Under the terms of the Termination Agreement, the Company is not required to satisfy any remaining performance obligations, the Company will not make any payments to or receive any future milestone or royalty payments from Takeda, and all options to license and rights of first negotiation held by Takeda under the Collaboration Agreement were terminated. The termination of the Collaboration Agreement is a type II subsequent event and, therefore, had no impact on the Company's the financial statements as of September 30, 2021. The remaining deferred revenue will be recognized as revenue in the fourth quarter of 2021. The Company received cash of $3.6 million and $12.1 million for the nine months ended September 30, 2021 and 2020, respectively, from Takeda and has recognized total aggregate revenue of $51.9 million through September 30, 2021 under the Collaboration Agreement.
The Company recognizes revenue for the allocated up-front payments using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company used actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. In the second quarter of 2021, in connection with the Company’s modifications to the SL-279252 clinical development plan and its intention to expand the dose-escalation portion of its ongoing Phase 1 clinical trial, the estimated total costs related to the
SL-279252 development program increased. The increase in expected total cost of the development program required to satisfy a specific performance obligation in the Collaboration Agreement, or the denominator in the cost-based input method, resulted in a cumulative-effect adjustment under ASC 250, Change in Accounting Estimates. Actual consideration received and total revenue expected to be recognized in accordance with the development of SL-279252 under the Collaboration Agreement remain unchanged. The Company recognizes revenue related to the reimbursable cost as they are incurred. The effects of this change in the Company’s estimates were a $4.2 million increase in 2021 net loss and a $0.10 increase in 2021 basic and diluted loss per share.
9. Related-Party Transactions
As of December 31, 2020, Takeda held an approximate 5.0% ownership interest in the Company’s outstanding shares. Considering the resignation of the Takeda director and percent ownership of the Company’s common stock as of December 31, 2020, the Company no longer considers Takeda a related party.

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
Overview of Product Candidates
SL-172154
Our lead product candidate, SL-172154, has been rationally designed to simultaneously inhibit the CD47/SIRPα checkpoint interaction to restore an anti-tumor immune response and to activate the CD40 costimulatory receptor to bolster an immune response.
We are currently conducting two Phase 1 clinical trials for SL-172154. The first is designed to evaluate the safety, pharmacokinetics, pharmacodynamics and anti-tumor activity of SL-172154 in patients with advanced, platinum resistant ovarian cancer. In November 2021, at the 36th annual meeting of the Society for Immunotherapy of Cancer, we announced initial data from 15 patients in the first four dose-escalation cohorts from the monotherapy dose-escalation portion of this Phase 1 clinical trial. We expect to announce additional data from this ongoing monotherapy dose-escalation clinical trial in the second half of 2022. We plan to initiate a Phase 1B clinical trial evaluating SL-172154 in combination with liposomal doxorubicin in patients with ovarian cancer in the first half of 2022.
We are also conducting a second Phase 1 clinical trial evaluating SL-172154 in patients with cutaneous squamous cell carcinoma, or CSCC, or head and neck squamous cell carcinoma, or HNSCC, and we expect to announce initial data from the dose-escalation portion of this trial in the first half of 2022.
We intend to conduct a third clinical trial, designed to evaluate the safety, pharmacokinetics, pharmacodynamics and anti-tumor activity of SL-172154 in patients with acute myeloid leukemia, or AML, and higher-risk myelodysplastic syndromes, or HR-MDS. We intend to study SL-172154 in a parallel staggered dose-escalation monotherapy and combination Phase 1A/B clinical trial. In AML, we intend to study SL-172154 in combination with azacitidine and venetoclax, and in HR-MDS and TP53 mutant AML, we intend to study

SL-172154 in combination with azacitidine. We expect to announce initial data from this clinical trial in the second half of 2022.
We also intend to continue to evaluate other drug combination opportunities for SL-172154 in ovarian cancer and other solid tumors.
SL-279252
Our product candidate, SL-279252, has been rationally designed to simultaneously inhibit the PD-1/PD-L1 interaction and activate the OX40 receptor. We are evaluating SL-279252 in a Phase 1 clinical trial in patients with advanced solid tumors and lymphoma. In November 2021, at the 36th annual meeting of the Society for Immunotherapy of Cancer, we announced initial data from 43 patients in the first ten dose-escalation cohorts of this clinical trial. We intend to continue the dose-escalation portion of this ongoing Phase 1 clinical trial through additional dose levels and expect to announce additional data from the dose-escalation portion of this clinical trial in the second half of 2022.
ARC Platform
In addition to our clinical-stage ARC product candidates, our ARC platform is highly modular, and we possess a deep pipeline of preclinical immuno-oncology product candidates. We anticipate nominating an additional ARC-derived product candidate for clinical development in the first half of 2022. Longer-term, we may pursue additional disease areas, including autoimmune diseases, where we believe our dual-sided fusion protein platforms may provide advantages over current treatment modalities.
GADLEN Platform
In alignment with our strategy to leverage our expertise and intellectual property to build and expand novel platforms beyond our ARC platform, where dual-sided fusion proteins may provide advantages over existing therapeutic antibodies, we continue to invest in and advance our Gamma Delta T Cell Engager platform, known as GADLEN.
Overview of Operations
Since our inception in 2016, we have devoted substantially all of our resources to developing and perfecting our intellectual property rights, conducting research and development activities, including undertaking preclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, manufacturing our product candidates, organizing and staffing our company, business planning and raising capital. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have funded our operations as of the filing date of this Quarterly Report on Form 10-Q through the net proceeds from our IPO of approximately $213.5 million, the sale of redeemable convertible preferred stock for approximately $152.9 million, the issuance of convertible notes for approximately $10.5 million and payments received pursuant to our collaboration agreement with Takeda for approximately $82.0 million.
For the nine months ended September 30, 2021 and 2020, our net loss was $52.8 million and $24.6 million, respectively. We have not been profitable since inception, and as of September 30, 2021, we had an accumulated deficit of $124.9 million and $290.2 million in cash and cash equivalents and short-term investments, respectively. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
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
Collaboration Agreement
On August 8, 2017, we entered into a Collaboration Agreement with Millennium Pharmaceuticals, Inc., or Takeda, a wholly-owned subsidiary of Takeda Pharmaceutical Company, Ltd., or the Collaboration Agreement. The Collaboration Agreement was subsequently amended in April 2018, October 2018 and March 2020. The Collaboration Agreement was mutually terminated pursuant to the termination agreement, or the Termination

Agreement, dated November 8, 2021. Under the terms of the Termination Agreement, we are not required to satisfy any remaining performance obligations, we will not make any payments to or receive any future milestone or royalty payments from Takeda, and all options to license and rights of first negotiation held by Takeda under the Collaboration Agreement were terminated. The termination of the Collaboration Agreement is a type II subsequent event and, therefore, had no impact to our financial statements as of September 30, 2021. The remaining deferred revenue will be recognized as revenue in the fourth quarter of 2021.
Components of our Results of Operation
Collaboration Revenue
We have no products approved for commercial sale, and we have not generated any revenue from commercial product sales. Our total revenue to date has been generated solely from our Collaboration Agreement with Takeda, which was terminated in November 2021. We expect that any collaboration revenue we generate from any future collaboration partners will fluctuate from period to period.
We have received cash of $3.6 million and $12.1 million for the nine months ended September 30, 2021 and 2020, respectively, from Takeda under the Collaboration Agreement. We have recognized total aggregate revenue of $51.9 million through September 30, 2021 under the Collaboration Agreement and expect to recognize the remaining $30.1 million in the fourth quarter of 2021.
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

The following table summarizes our research and development expenses by product candidate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
	(unaudited)		(unaudited)
SL-172154	$3,963	$2,316	$11,153	$5,082
SL-279252	2,298	5,401	7,913	12,080
Other pipeline candidates	4,608	1,941	9,778	4,408
Internal costs, including personnel related benefits, facilities and depreciation	4,268	2,146	11,512	6,126
	$15,137	$11,804	$40,356	$27,696
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
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	Dollar	Percentage
	(unaudited)
Collaboration revenue	$1,900	$2,435	$(535)	22.0%
Operating expenses:
Research and development	15,137	11,804	3,333	28.2%
General and administrative	4,343	2,470	1,873	75.8%
Loss from operations	(17,580)	(11,839)	(5,741)	48.5%
Other income (expense):
Interest income	251	86	165	191.9%
Other	(81)	(76)	(5)	6.6%
Net loss	$(17,410)	$(11,829)	$(5,581)	47.2%
Collaboration Revenue
Collaboration revenue decreased by $0.5 million, or 22.0%, to $1.9 million for the three months ended September 30, 2021 from $2.4 million for the three months ended September 30, 2020. The decrease in collaboration revenue was primarily attributable to a decrease in manufacturing and process development on SL-279252 associated with the Collaboration Agreement.
Research and Development Expense
Research and development expenses increased by $3.3 million, or 28.2%, to $15.1 million for the three months ended September 30, 2021 from $11.8 million for the three months ended September 30, 2020. The increase was primarily due to an increase of $1.8 million as a result of an increase in headcount and expansion of our manufacturing and clinical development capabilities, an increase of $1.6 million in clinical, assay development and preclinical pipeline costs and an increase of $0.7 million in laboratory related costs, offset by a decrease of $0.8 million in manufacturing costs.
General and Administrative Expense
General and administrative expenses increased by $1.9 million, or 75.8%, to $4.3 million for the three months ended September 30, 2021 from $2.5 million for the three months ended September 30, 2020. The increase was primarily due to an increase of $1.0 million in personnel-related costs driven by higher employee headcount needed to support our growing research and development activities and an increase of $0.7 million of costs associated with being a public company.
Interest Income
Interest income increased by $0.2 million to $0.3 million for the three months ended September 30, 2021 from $0.1 million for the three months ended September 30, 2020. The increase was primarily due to an increase in short-term investments in 2021 compared to 2020.
Results of Operations
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table sets forth our results of operations for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	Dollar	Percentage
	(unaudited)
Collaboration revenue	$(61)	$8,592	$(8,653)	(100.7)%
Operating expenses:
Research and development	40,356	27,696	12,660	45.7%
General and administrative	14,098	5,816	8,282	142.4%
Loss from operations	(54,515)	(24,920)	(29,595)	118.8%
Other income (expense):
Interest income	1,947	474	1,473	310.8%
Other	(253)	(145)	(108)	74.5%
Net loss	$(52,821)	$(24,591)	$(28,230)	114.8%
Collaboration Revenue
Collaboration revenue decreased by $8.7 million, or (100.7)%, to $(0.1) million for the nine months ended September 30, 2021 from $8.6 million for the nine months ended September 30, 2020. We recognize revenue related to the development of SL-279252 under the Collaboration Agreement on a cost-based input method. In the second quarter of 2021, in connection with our modifications to the SL-279252 clinical development plan and our intention to expand the dose-escalation portion of the ongoing Phase 1 clinical trial, the expected program costs related to the SL-279252 development program increased. The increase in the expected total cost of the development program, or the denominator in the cost-based input method, resulted in a one-time negative revenue adjustment in the second quarter of 2021. Actual consideration received and total revenue expected to be recognized in accordance with the development of SL-279252 under the Collaboration Agreement remain unchanged.
Research and Development Expense
Research and development expenses increased by $12.7 million, or 45.7%, to $40.4 million for the nine months ended September 30, 2021 from $27.7 million for the nine months ended September 30, 2020. The increase was primarily due to an increase of $4.6 million as a result of an increase in headcount and expansion of our manufacturing and clinical development capabilities, an increase of $2.7 million in clinical, assay development and preclinical pipeline costs, an increase of $2.4 million in laboratory and facilities related costs, an increase of $2.3 million in manufacturing costs and an increase of $0.4 million in depreciation.
General and Administrative Expense
General and administrative expenses increased by $8.3 million, or 142.4%, to $14.1 million for the nine months ended September 30, 2021 from $5.8 million for the nine months ended September 30, 2020. The increase was primarily due to an increase of $4.5 million in personnel-related costs driven by higher employee headcount needed to support our growing research and development activities and an increase of $3.0 million of costs associated with being a public company.

Interest Income
Interest income increased by $1.5 million to $1.9 million for the nine months ended September 30, 2021 from $0.5 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in short-term investments in 2021 compared to 2020.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated through our Collaboration Agreement with Takeda and by sales of our preferred stock and common stock, including our IPO. As of September 30, 2021, we had an accumulated deficit of $124.9 million and $290.2 million of cash and cash equivalents and short-term investments.
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
•the costs of process development and scale-up of a commercially ready manufacturing process to support registrational clinical trials;
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
We believe that our cash and cash equivalents and short-term investments as of September 30, 2021 are sufficient to fund projected operations into the second half of 2024. The reduction in cash runway guidance from our last issued guidance is primarily attributable to increased clinical activities for SL-172154 and ongoing process development and manufacturing to support our ongoing and future clinical trials, including the development of a commercially ready manufacturing process in preparation for registrational clinical trials.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
	(unaudited)
Net cash used in operating activities	$(38,399)	$(19,616)
Net cash (used in) provided by investing activities	(36,044)	25,166
Net cash provided by financing activities	1,639	116,037
Net (decrease) increase in cash and cash equivalents	$(72,804)	$121,587
Net Cash Used in Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities was $38.4 million and primarily reflected our net loss of $52.8 million, offset by noncash charges of $4.3 million in stock-based compensation and $1.7 million in depreciation expense and accretion of short-term investments and a $8.4 million net increase in our operating assets and liabilities.
During the nine months ended September 30, 2020, net cash used in operating activities was $19.6 million and primarily reflected our net loss of $24.6 million, partially offset by noncash charges of $0.6 million in stock-based compensation and $0.4 million in depreciation expense and a $3.9 million net increase in our operating assets and liabilities.
Net Cash (Used in) Provided by Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities was $36.0 million, of which $165.1 million was used to purchase short-term investments, $135.0 million was received from the sale of short-term investments and $5.9 million was used to purchase property and equipment, primarily attributable to our continued efforts to bring in-house certain process development, manufacturing and laboratory capabilities.
During the nine months ended September 30, 2020, net cash provided by investing activities was $25.2 million, of which $31.3 million was received from the sale and maturities of short-term investments, $5.6 million was used to purchase short-term investments and $0.5 million was used to purchase property and equipment.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was primarily from the exercise of stock options and ESPP purchases.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of the year ending December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On August 8, 2017, the Company entered into a Collaboration Agreement with Millennium Pharmaceuticals, Inc. (“Takeda”), a wholly-owned subsidiary of Takeda Pharmaceutical Company, Ltd. (as subsequently amended, the “Collaboration Agreement”). The Collaboration Agreement was mutually terminated by the parties thereto pursuant to a termination agreement dated November 8, 2021 (the “Termination Agreement”). Under the terms of the Termination Agreement, the Company is not required to satisfy any remaining performance obligations, the Company will not make any payments to or receive any future milestone or royalty payments from Takeda, and all options to license and rights of first negotiation held by Takeda under the Collaboration Agreement were terminated. The foregoing description of the Termination Agreement is qualified in its entirety by reference to the full text of the agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

10.1*	Takeda Termination Agreement

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1* (1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101)
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

Shattuck Labs, Inc.

Date: November 9, 2021	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: November 9, 2021	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)