Form 10-K
period 2021-12-31
Shattuck Labs, Inc.
filed 2022-03-15
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, was approximately $690,080,047, based on the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 1, 2022, the registrant had 42,363,901 shares of common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2022, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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
There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements expressed or implied in this Annual Report on Form 10-K. Such risks, uncertainties and other factors include, among others, the following:
•the timing of the initiation, progress, and expected results of our nonclinical studies, our clinical trials, and our research and development programs;
•our ability to retain the continued service of our key executives and to identify, hire, and retain additional qualified professionals;
•our ability to advance product candidates into, and successfully complete, nonclinical studies and clinical trials;
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
•our financial performance;
•developments relating to our competitors and our industry, including competing product candidates and therapies; and
•the recent and ongoing COVID-19 pandemic and associated public health guidance measures.
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
Item 1. Business
Overview
We are an innovative clinical-stage biotechnology company pioneering the development of dual-sided fusion proteins as an entirely new class of biologic medicine. We have created a novel approach to immune modulation by designing biologics with structural characteristics that are not achievable by existing therapeutic modalities, including monoclonal or bispecific antibodies. Compounds derived from our proprietary Agonist Redirected Checkpoint, or ARC, platform simultaneously inhibit checkpoint molecules and activate costimulatory molecules within a single therapeutic.
Our lead product candidate, SL-172154, is designed to simultaneously inhibit the CD47/SIRPα macrophage checkpoint interaction and activate the CD40 costimulatory receptor to induce an antitumor immune response. Coupling CD40 activation with CD47 inhibition differentiates SL-172154 from all other clinical-stage CD47/SIRPα inhibitors in development, and in our published preclinical studies, SL-172154 resulted in superior antitumor immunity as compared to certain CD47/SIRPα inhibitors. We are pursuing a broad clinical development strategy in both hematologic and solid tumors, with multiple ongoing clinical trials. SL-172154 is in an ongoing Phase 1 clinical trial for the treatment of patients with ovarian cancer. In addition to our clinical trials in solid tumors, we are also evaluating SL-172154 in an ongoing Phase 1 clinical trial for the treatment of patients with certain hematologic malignancies, including acute myeloid leukemia, or AML, and higher-risk myelodysplastic syndromes, or HR-MDS. We believe our clinical development plan will provide both first-in-class and best-in-class development opportunities for SL-172154.
Our second product candidate, SL-279252, is designed to simultaneously inhibit the PD-1/PD-L1 interaction and activate the OX40 costimulatory receptor and is in an ongoing Phase 1 clinical trial in patients with advanced solid tumors.
In November 2021, at the 36th annual meeting of the Society for Immunotherapy of Cancer, or the SITC Meeting, we announced initial clinical data from our ongoing Phase 1 clinical trials for SL-172154 in ovarian cancer and for SL-279252 in advanced solid tumors and lymphoma. We believe that these data generated in human cancer patients have demonstrated that the unique protein engineering and physical properties of the ARC platform have led to a differentiated profile in terms of safety and on-target immune activation as compared to monoclonal or bispecific antibodies.
In addition to our clinical-stage ARC product candidates, we possess a deep pipeline of preclinical immuno-oncology candidates. As an example, SL-9258, an ARC in preclinical development, is designed to inhibit the TIGIT/PVR checkpoint interaction while simultaneously activating HVEM and LTβ costimulatory receptors.
Furthermore, our expertise in dual-sided fusion proteins has led to the development of a second novel platform technology. We call this our gamma delta T cell engager, or GADLEN, platform.
We plan to nominate a third clinical product candidate from our preclinical pipeline in 2022. Longer-term, we are pursuing additional disease areas, including autoimmune diseases, where our dual-sided fusion protein platforms may provide advantages over current treatment modalities.
Our Pipeline
Our lead product candidate, SL-172154, is designed to simultaneously inhibit the CD47/SIRPα macrophage checkpoint interaction and activate the CD40 costimulatory receptor to induce an antitumor immune response. Coupling the costimulatory effect of CD40 activation with CD47 inhibition differentiates SL-172154 from other CD47/SIRPα inhibitors in clinical development. In clinical studies, we believe that SL-172154 has further differentiated from other CD47/SIRPα inhibitors both in terms of safety and tolerability, and has demonstrated evidence of potent CD40 activation in human cancer patients.
We are conducting a Phase 1 clinical trial evaluating SL-172154 in patients with platinum-resistant ovarian cancer. In November 2021, at the SITC Meeting, we announced initial data from 15 patients in the first four dose-escalation cohorts from the monotherapy dose-escalation portion of this trial. These data demonstrated that SL-172154 was well tolerated through 3 mg/kg, with no treatment-related grade 3 or greater adverse events. Near-complete target occupancy on leukocytes was observed for both CD47 and CD40 at 3 mg/kg. We also observed pharmacodynamic activity, including dose-dependent margination of CD40 expressing leukocytes from the peripheral blood and dose-dependent increases in cytokines, such as IL-12, that are associated with antitumor immunity. Monotherapy dose escalation is ongoing. We plan to initiate combination clinical trials in parallel due to the observation of monotherapy immunologic activity across the current dose range. We plan to initiate a Phase 1B clinical trial evaluating SL-172154 in combination with liposomal doxorubicin in patients with platinum-resistant ovarian cancer in 2022. We expect to announce additional data from the ongoing Phase 1A monotherapy dose-escalation trial and initial data from the Phase 1B combination trial in the first half of 2023.
We have conducted a Phase 1 clinical trial in patients with cutaneous squamous cell carcinoma, or CSCC, or head and neck squamous cell carcinoma, or HNSCC, to evaluate the intratumoral administration of SL-172154. We expect to announce data from this trial in the first half of 2022.
In addition to evaluating SL-172154 in solid tumors, we have expanded our evaluation of SL-172154 to include hematologic malignancies. We are conducting a Phase 1A/B clinical trial in patients with AML and HR-MDS, wherein patients will be enrolled into either a monotherapy Phase 1A or combination Phase 1B cohort in a staggered parallel design. In AML, we intend to study SL-172154 in combination with azacitidine and venetoclax. In HR-MDS and TP53 mutant AML, we intend to study SL-172154 in combination with azacitidine. We expect to announce initial data from this Phase 1A/B trial in the first half of 2023.
We also intend to continue to assess other drug combination opportunities for SL-172154 in ovarian cancer and other solid tumors, as well as hematologic malignancies.
Our second product candidate, SL-279252, is designed to simultaneously inhibit the PD-1/PD-L1 interaction and activate the OX40 receptor. We are evaluating SL-279252 in a Phase 1 clinical trial in patients with advanced solid tumors. In November 2021, at the SITC Meeting, we announced initial data from 43 patients from the first ten dose levels of this clinical trial. These data demonstrated initial monotherapy antitumor activity in patients who previously failed checkpoint inhibitors, at doses of 1 mg/kg or greater. Data through 6 mg/kg demonstrated that SL-279252 was well tolerated, and we observed pharmacodynamic activity, including dose-dependent margination of OX40+ lymphocytes from the peripheral blood. We are currently dosing at 12 mg/kg and plan to continue dose escalation to 24 mg/kg. We expect to announce additional data from this clinical trial in the second half of 2022.
We are leveraging our proprietary ARC and GADLEN platforms to discover and develop dual-sided, bi-functional fusion protein product candidates. We own, or have exclusively licensed, the intellectual property rights to our product candidates.
The following table highlights our clinical-stage product candidates:
In addition to our clinical-stage ARC product candidates, we possess a deep pipeline of preclinical immuno-oncology candidates. As an example, SL-9258 is designed to inhibit the interaction between TIGIT and its known ligands, including PVR, PVRL2, PVRL3, and NECTIN-4, while simultaneously activating HVEM and LTβ receptors with two preformed LIGHT trimers. With the addition of HVEM and LTβ receptor activation, we believe this compound is a highly differentiated TIGIT inhibitor. Utilizing a proprietary animal model of PD-1 acquired resistance, SL-9258 demonstrated differentiation from antibody-mediated TIGIT blockade in its ability to overcome checkpoint inhibitor acquired resistance.

The following table highlights the preclinical programs from which we may select our next clinical candidates:
Our ARC Platform
Our proprietary ARC platform has the potential to create therapeutics that can dramatically change the way we treat cancer and other diseases. We developed the ARC platform to address the need for a single therapeutic that consolidates multiple immune functions. Compounds developed from our ARC platform simultaneously block immune checkpoint receptors and activate costimulatory molecules in the tumor necrosis factor, or TNF, superfamily.
The functional domains of ARC compounds are derived from native human proteins, rather than antibody binding domains. This enables the rapid generation of new constructs, given that the starting template for distinct ARC compounds is the human genome. Therefore, an ARC compound can be taken from the conception stage to a manufactured purified protein in approximately six weeks, whereas it can take approximately six months to reach the same stage for an antibody therapeutic candidate. This rapid reduction in discovery processing time, has allowed us to generate more than 400 unique, dual-sided fusion proteins.
Structure of an ARC Compound
Our proprietary ARC platform is designed to overcome the limitations of existing bivalent antibodies. ARC compounds consolidate checkpoint blockade and immune costimulation within a single therapeutic. Additionally, ARC compounds possess a structure that matches the native structure of the target receptors and colocalizes both mechanisms of activity within the immune synapse to promote a coordinated immune response. We designed the ARC platform as a modular scaffold wherein three principal components are fused together, comprising a human Type 1 extracellular domain protein, an optimized, proprietary Fc domain, and a human Type 2 extracellular domain protein. As shown in Figure 1 below, one end of the ARC compound consists of a checkpoint receptor domain and the opposite end consists of a TNF ligand domain, connected by an optimized, proprietary scaffold such as an Fc domain. We designed ARC compounds to self-assemble into a hexameric structure, as shown in Figure 1 below, comprising six distinct checkpoint receptor domains and six distinct TNF ligand domains, which importantly form two trimerized costimulatory ligand domains.

Figure 1—Structural Properties of ARC Compounds
The unique dual-sided structure of our ARC compounds allows us to simultaneously and effectively target a wide array of pathways for the creation of a deep and differentiated product pipeline. We utilize our understanding of disease pathology and immune dysfunction to identify pairings of optimal domains. Initially, our efforts are concentrated on three broad target families: immune checkpoints, TNF superfamily costimulatory receptors, and cytokines.
We believe that the following features represent the key advantages offered by compounds developed with the ARC platform:
•Matching native structure of TNF receptors
•Target specificity, high affinity, and high avidity
•Replacing tumor immune evasion with potent immune stimulation
•Versatility
•Speed from concept to compound to clinic
•Accelerated lead selection process
We believe these collective advantages create the potential for the capital-efficient identification and pursuit of differentiated product candidates.
While many TNF receptor agonist antibodies have been developed and tested in human clinical trials, most have been discontinued prior to pivotal studies due to toxicity. As shown in Panel A of Figure 2 below, activation of TNF receptors, such as CD40, and downstream signaling requires the assembly of three receptor molecules, or trimerization. As shown in Panel B of Figure 2 below, there is a structural mismatch between bivalent antibody therapeutics and trimeric TNF receptors. Traditional bivalent antibodies can only bind to two TNF receptors and are thus unable to individually trimerize a TNF receptor, leading to weak signaling of TNF pathways. For TNF receptor agonist antibodies to trimerize a TNF receptor, multiple antibodies must be cross-linked through Fc receptors located on accessory cells. This mechanism becomes less effective at increasing antibody doses due to saturation of TNF receptors and Fc receptors independently of each other. Consequently, there is no free Fc receptor available to cross-link the TNF receptor bound antibody. This effect manifests in clinical trials as an atypical dose-response relationship, known as a “bell-shaped” dose-response curve, wherein any signs of immune activation initially increase with dose but then subsequently decrease at higher doses. As shown in Panel C of Figure 2, ARCs are designed to self-assemble into two sets of TNF trimers, which induces trimerization of TNF receptor targets and drives a costimulatory signal.

Figure 2—Antibody Therapies Lead to Inefficient TNF Pathway Activation
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
Our Strategy
Our goal is to become the world leader in the discovery, development, and commercialization of dual-sided, bi-functional fusion proteins for the treatment of cancer and autoimmune diseases. We plan to achieve this by utilizing our proprietary ARC and GADLEN platforms to create novel therapeutics to treat patients who lack effective treatment options. Key elements of our strategy include:
•Rapidly advancing our clinical-stage ARC product candidates, SL-172154 and SL-279252, through clinical development and marketing approval
•Leveraging our ARC and GADLEN platforms to rapidly advance additional product candidates into clinical development
•Continuing to augment our fusion protein manufacturing capabilities
•Collaborating with leading biopharmaceutical companies
•Building on our culture of R&D excellence and continuing to out-innovate ourselves
•Deepening our intellectual property portfolio to continue to protect our platform technologies and product candidates
Our ARC Product Candidates
SL-172154: A Dual CD47/SIRPα Blocking and CD40-Activating ARC Compound
Clinical Data to Date
In November 2021, at the SITC Meeting, we presented data from the dose-escalation portion of our ongoing Phase 1A trial of SL-172154 as monotherapy in heavily pretreated platinum-resistant ovarian cancer patients. As of a September 15, 2021 data cutoff, we had enrolled a total of 15 patients across four dose levels ranging from 0.1 mg/kg to 3 mg/kg. Dose escalation was conducted according to the Modified Toxicity Probability Interval-2 trial design. Patients received SL-172154 on either a weekly schedule or, after doses on day one, day eight, and day 15, a bi-weekly schedule. The patients treated as of September 15, 2021 were heavily pretreated with a median of five prior lines of systemic therapies.

SL-172154 has been generally well tolerated. Specifically, we did not observe dose-limiting hemolytic anemia, thrombocytopenia or other cytopenias (toxicities which have limited the development of some CD47 inhibitors) through the 3 mg/kg dose level. We believe that SL-172154 may have a differentiated safety profile, which may be due to the lack of an Fc gamma receptor binding Fc domain.
We have observed high levels of target occupancy of SL-172154 on both CD47 and CD40 through 3 mg/kg. As shown in Figure 3, we observed preferential binding of SL-172154 to CD47+ leukocytes compared to red blood cells. Binding to leukocytes approached near-full CD47 target occupancy at doses of 1 mg/kg or greater.
Figure 3—CD47 Targets Occupancy of SL-172154 on White Blood Cells and Red Blood Cells
We have also observed unique pharmacodynamic effects consistent with on-target CD40 activation. Immediately post-infusion of SL-172154, a rapid, dose-dependent margination of CD40+ B cells and monocytes from the circulation was observed, as shown in Panel A and Panel B of Figure 4. We also observed an increase in B cell activation markers CD86 and CD95 following each infusion of SL-172154, as shown in Panel C of Figure 4. Additionally, increases in on-target cytokines such as IL-12, CCL2, CCL3, CCL4 and CCL22 have been observed following each infusion of SL-172154. No evidence of a bell-shaped dose response curve was observed through 3 mg/kg, a dose at which high levels of CD40 target occupancy were observed.
Figure 4—CD40 Activation of SL-172154 with Dose-Dependent Margination and Activation B Cells
In paired biopsies collected from our ongoing clinical trials, we have observed increases in CD68+ macrophages as well as both CD40 and MHC Class II activation markers in the tumor microenvironment, consistent with induction of an innate immune response. Additionally, we have seen an increase in PD-L1 expression by the combined positive score, suggesting that the increase in tumor-infiltrating CD8+ T cells induced a local interferon response. We have also observed increases in Ki67+ CD8 T cells and the Granzyme B+ CD8 T cells. These findings are consistent with the postulated mechanism of action of SL-172154: simultaneous CD47 inhibition and CD40 activation bridging an innate to adaptive immune response.
As of October 7, 2021, 14 of the 15 patients treated with SL-172154 in platinum-resistant ovarian cancer had a post-baseline scan at eight weeks and were evaluable for efficacy. Four patients had stable disease as best response including one patient with stable disease of 16 weeks or greater at 0.3 mg/kg and nine had progressive disease. We are continuing monotherapy dose escalation at the next dose level of 10 mg/kg.

Clinical Development Strategy
We believe that SL-172154 is a highly differentiated CD47 inhibitor with potential for both best-in-class and first-in-class development opportunities. We are conducting Phase 1 clinical trials evaluating the administration of SL-172154 in both solid tumors and hematologic malignancies. As a class, CD47 inhibitors are being developed in combination with other agents that potentiate phagocytosis and initiate an immune response, such as chemotherapy, ADCP-competent antibodies, antibody drug conjugates, and others.
Ovarian Cancer
Ovarian cancer expresses the highest levels of CD47 of any solid tumor and is a tumor type with a significant infiltration of macrophages, which express CD40. We believe this makes ovarian cancer particularly well-suited to the investigation of SL-172154. We are conducting a Phase 1 clinical trial of SL-172154 administered intravenously in patients with advanced ovarian, fallopian tube, and primary peritoneal cancers, collectively referred to as ovarian cancer. Patients that are eligible for this trial have relapsed after standard-of-care therapies and are ineligible for further platinum-based therapies. The primary objective of this trial is to assess the safety and tolerability of SL-172154. The secondary objectives include evaluation of the pharmacokinetic and pharmacodynamic profiles and the antitumor activity of SL-172154.
In the ongoing Phase 1A monotherapy dose-escalation trial, three or more patients will be enrolled through each of the dose levels until a maximum tolerated dose or maximum administered dose is defined. In parallel, we plan to evaluate SL-172154 in a Phase 1B combination dose-escalation and dose-expansion trial in platinum-resistant ovarian cancer in combination with liposomal doxorubicin. Liposomal doxorubicin is a standard-of-care chemotherapy for this patient population. According to the literature and our internally generated data, liposomal doxorubicin upregulates calreticulin, an endogenous “eat me” signal, on the surface of tumor cells. We believe that liposomal doxorubicin is an attractive combination partner due to the observed upregulation of calreticulin, which led to potentiation of SL-172154-mediated ovarian cancer cell phagocytosis in in vitro studies. Furthermore, because the overall response rate of this patient population to liposomal doxorubicin is approximately 10%, there is significant opportunity for improved response rates in combination with SL-172154, wherein we believe the contribution of SL-172154 will be discernible. We are evaluating additional combination opportunities in ovarian cancer.
We expect to announce additional data from the ongoing Phase 1A monotherapy dose-escalation trial and initial data from the Phase 1B combination trial in the first half of 2023.
Cutaneous Squamous Cell Carcinoma and Head and Neck Squamous Cell Carcinoma
We conducted a Phase 1 trial of SL-172154 administered intratumorally in patients with locally advanced or metastatic CSCC and HNSCC not amenable to further treatment with surgery, radiation, or standard systemic therapies. The primary objective of this trial was to assess the safety and tolerability of SL-172154. The secondary objectives included evaluation of the pharmacokinetic and pharmacodynamic profiles and the antitumor activity of SL-172154.
Based on the totality of the safety and biomarker data collected to date in our ongoing Phase 1A clinical trial in ovarian cancer patients, we have decided to focus development of SL-172154 as an intravenously administered product candidate. Thus, as of February 24 2022, we ceased enrollment and are in the process of closing this trial. In addition, we experienced enrollment and operational challenges associated with intratumoral administration trials (which have been exacerbated by the COVID-19 pandemic), further supporting the decision to pursue a registrational strategy via intravenous administration. Overall, SL-172514 was well tolerated in this trial; we did not observe dose-limiting toxicities and did not reach a maximum tolerated dose. We expect to announce data from this trial in the first half of 2022. We may continue further development in HNSCC and/or CSCC in an intravenous administration trial of SL-172154 following selection of a recommended Phase 2 dose in our ovarian cancer trial.
Acute Myeloid Leukemia and Higher-Risk Myelodysplastic Syndrome
We are conducting a Phase 1A/B clinical trial for SL-172154 in patients with AML and HR-MDS. This ongoing Phase 1 clinical trial will evaluate the safety, tolerability, pharmacokinetics, antitumor activity, and pharmacodynamic effects of SL-172154, as both monotherapy and in combination. In AML, we plan to evaluate SL-172154 in combination with both azacitidine and venetoclax. In both HR-MDS and TP53 mutant AML, we plan to evaluate SL-172154 in combination with azacitidine.
We have initiated the monotherapy Phase 1A dose escalation portion of this trial. We plan to conduct the Phase 1B dose escalation portion of this trial of SL-172154 in combination with azacitidine in a parallel staggered manner. Monotherapy dose-escalation and initial dose-escalation combination cohorts are anticipated to be in a heavily pretreated, predominantly refractory patient population. Once a recommended dose and schedule have been determined in combination with azacitidine, we plan to enroll patients in expansion cohorts in combination with azacitidine, with or without venetoclax, depending on the indication. As a class, CD47 inhibitors have demonstrated clinical activity in both AML and HR-MDS. We see an opportunity for

SL-172154 to continue to differentiate from other compounds in the field due to the combined effects of CD47 blockade and CD40 costimulation. Specifically, we believe that our preclinical and initial clinical data from our ongoing Phase 1A clinical trial in ovarian cancer indicate that SL-172154 may differentiate from other CD47/SIRPα inhibitors in one or more of the following ways:
•Improved overall response rate due to CD40-mediated activation of both innate and adaptive immunity
•Improved response durability due to enhanced CD40-mediated activation of adaptive immunity
•Differentiated safety profile due to the absence of dose-limiting anemia or thrombocytopenia
We expect to announce initial combination data from this trial in the first half of 2023.
To date, we have experienced delays in our clinical trials of SL-172154 because of the ongoing COVID-19 pandemic. In particular, we have experienced: delays with certain third-party vendors supporting this trial, including third-party manufacturers; difficulty procuring sufficient quantities of raw materials required for our manufacturing processes; delays as a result of some patients choosing to forego one or more doses in our clinical trials; and staffing shortages at many clinical trial sites. We expect to continue to experience some or all of these delays in the future.
Preclinical Experience
Our lead product candidate, SL-172154, simultaneously inhibits CD47 and activates the CD40 receptor. The pairing of a CD40 agonist domain to a CD47 inhibitory domain was selected based on prior publications which demonstrated that tumor rejection in the setting of CD47 inhibition was dependent upon a T cell mediated adaptive immune response. Agents which only block the interaction between CD47 and SIRPα do not directly activate T cell mediated adaptive immunity, but instead function to enable macrophage mediated phagocytosis of tumor cells. Antigen presenting cells, including macrophages, express CD40. Stimulation of CD40 on antigen presenting cells is known to improve the efficiency of antigen presentation and activation of T cell mediated adaptive immunity, including antitumor immunity.
To date, we have conducted extensive preclinical studies of SL-172154 that have demonstrated the following:
•Specific binding to CD47 and CD40 with high picomolar affinity
•A significant increase in macrophage-mediated phagocytosis of tumor cells
•Durable receptor occupancy to CD47 expressing cells
•Dose-dependent CD40-mediated pharmacodynamic activity
•The activation of antigen presenting cells by a CD40-induced type I interferon response
•Dose-dependent increases in multiple anti-cancer cytokines in both non-human primates and by human lymphocytes
•Dose-dependent activation of a CD8+ T cell response, which was responsible for tumor cell killing
•Superior tumor rejection as compared to CD47 inhibitory antibodies, CD40 agonist antibodies, or the combination thereof, in mouse tumor models
Taken together, we believe these data demonstrate the potential ability of SL-172154 to activate and bridge the adaptive and innate immune responses.
We performed standard in vitro tumor cell phagocytosis assays to demonstrate whether SL-172154 enhanced macrophage-mediated phagocytosis of various tumor cell lines, both alone and in combination with tumor-targeted ADCP-competent antibodies. As shown in Figure 5 below, consistent with the mechanism of action of CD47 blocking agents, SL-172154 significantly enhanced the ability of macrophages to phagocytose tumor cells in the presence of tumor-targeted ADCP-competent antibodies. Additionally, SL-172154 potentiated macrophage-mediated phagocytosis of tumor cells that expressed calreticulin, a well-established “eat me” signal expressed on the surface of cells marked for phagocytosis.

Figure 5—Tumor Phagocytosis Activity of SIRPα-Fc-CD40L with or without ADCP-competent Antibodies
Human monocyte derived macrophages were co-cultured with HCC1954, A431, HCC827, or Caov-3 cells in the presence of an IgG negative control, SL-172154, an ADCP-competent tumor-targeted antibody, including Trastuzumab or Cetuximab, or the combination of SL-172154 and the ADCP-competent tumor-targeted antibody. After two hours, the proportion of tumor cells phagocytosed by human macrophages was determined and reported as the phagocytosis index.
We conducted dose-range finding and repeat dose toxicity studies in nonhuman primates, or NHP, to evaluate the safety and pharmacologic effects of SL-172154. In these studies, SL-172154 was administered as five once-weekly doses across a dose range of 0.1 mg/kg to 40 mg/kg, followed by a recovery period. Data from these studies indicated that SL-172154 induced a potent immune response in NHP. Figure 6 below shows dose-dependent saturation of CD47+ red blood cells, which was durable for greater than seven days. In addition, SL-172154 bound CD40-expressing B cells in the peripheral blood and stimulated a dose-dependent migration of lymphocytes from the peripheral blood within 24 hours of treatment. We believe these data are supportive of either a once weekly or every other week dosing schedule. Histology samples demonstrated that the post-dose decreases in peripheral blood lymphocytes were accompanied by accumulation of proliferating lymphocytes in lymph nodes, spleen and bone marrow. Whereas other CD47-targeted agents are administered at super-saturating doses, which we believe is intended to establish a concentration gradient that facilitates passive diffusion into tissues, we believe these data suggest that SL-172154 may be actively transported into tissues via CD40 binding, which may lead to a unique dosing profile in humans. Administration of SL-172154 was also associated with dose-dependent post-treatment increases in multiple serum cytokines, such as CCL2. Overall, SL-172154 was well tolerated; however, at the higher dose levels, we observed toxicities that were consistent with cytokine release syndrome in the setting of an anti-drug antibody response, which is expected in NHP because SL-172154 is a human protein construct. No evidence of anemia was observed.

Figure 6—CD47 Receptor Occupancy following SL-172154 Infusion
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
SL-279252: A Dual PD-1 Blocking and OX40-Activating ARC Compound
Our second product candidate, SL-279252, is a dual-sided, bi-functional fusion protein that both inhibits the PD-/PD-L1 interaction and activates the OX40 costimulatory receptor. We are evaluating SL-279252 in an ongoing Phase 1 dose-escalation clinical trial in patients with advanced solid tumors.
Clinical Data Observed to Date
In November 2021, at the SITC Meeting, we presented data from the dose-escalation portion of our ongoing Phase 1 clinical trial as monotherapy in late-stage solid tumor cancer patients. As of June 11, 2021 we had enrolled a total of 43 patients from the first ten dose levels, ranging from 0.0001 mg/kg to 6 mg/kg. Dose escalation was conducted according to the keyboard design. Patients received SL-279252 on either a weekly or bi-weekly basis with a 28-day cycle. The patients treated as of June 11, 2021, were heavily pretreated with a median of three prior lines of systemic therapies and 58% were checkpoint inhibitor experienced.
As of our latest safety data cutoff date of January 19, 2022, SL-279252 has been observed to be well tolerated and has demonstrated monotherapy antitumor activity in some PD-1 inhibitor experienced patients during dose escalation at doses of 1 mg/kg and higher. Dose escalation is continuing in a primarily PD-1/L1 inhibitor experienced patient population. Treatment-related adverse events, including immune-related events, have been reported in some patients. To date, we have observed no Grade 4 or Grade 5 adverse events, and we have not observed any dose-limiting toxicities. A maximum tolerated dose has not been reached.
As of June 11, 2021, preliminary pharmacodynamic activity has been evaluated in patients treated across a dose range of 0.0001 mg/kg to 6 mg/kg. Increases in the number of proliferating CD8+ central memory and effector memory T cells were observed in the peripheral blood of some patients at higher peak SL-279252 concentrations corresponding to doses of 1.0 mg/kg or greater. Post-dose receptor occupancy on OX40+ lymphocytes was observed in a dose-dependent fashion, and the total number of OX40+ cells in the blood declined rapidly post-infusion of SL-279252. We believe the post-infusion decreases in OX40+ lymphocytes provides evidence of on-target activation. In NHP, similar post-infusion decreases in lymphocytes were associated with migration of lymphocytes into tissues.
As of June 11, 2021, preliminary pharmacokinetic activity has been evaluated across a dose range of 0.0001 to 6 mg/kg. A linear increase in SL-279252 Cmax and AUC was observed up to 3.0 mg/kg, while a greater than proportional increase in AUC was observed at 6.0 mg/kg, suggesting potential target saturation at 6 mg/kg. Within subject exposure was similar on Days 1, 15 and 29, indicating no accumulation or time-dependent changes in pharmacokinetics on either schedule. The preliminary half-life is approximately 23 hours.

As of October 20, 2021, the best response to therapy has been one confirmed partial response, or PR, in a patient with ocular melanoma who remained on treatment for greater than one year. This patient was heavily pretreated, with four prior systemic regimens and had progressed on prior PD-1 and CTLA-4 checkpoint inhibitor therapies. In addition, stable disease, or SD, was seen in an additional 12 patients. In five of these patients, SD was sustained for greater than 24 weeks. One unconfirmed PR was observed in a patient with mucosal melanoma of the vulvar who had also progressed on prior PD-1 and CTLA-4 checkpoint inhibitor therapies.
Clinical Development Strategy
We are currently dosing at 12 mg/kg and plan to continue dose escalation to 24 mg/kg in our Phase 1 trial of SL-279252 in patients with advanced solid tumors and we are primarily selecting for patients with PD-L1 expressing tumors. The primary objective of the Phase 1 trial is to assess the safety and tolerability of SL-279252. The secondary objectives include evaluation of the pharmacokinetic and pharmacodynamic profiles as well as the antitumor activity of SL-279252. We are evaluating antitumor response according to immune Response Evaluation Criteria in Solid Tumors or Response Evaluation Criteria in Lymphoma 2017. These are standard, widely-accepted criteria to evaluate tumor response in oncology clinical trials. We expect to provide additional data from the dose-escalation portion of this Phase 1 trial in the second half of 2022.
Given the way that the PD-1 inhibitor landscape has evolved, the development path for SL-279252 is first in PD-1 relapsed and refractory patients.
To date, we have experienced delays in our clinical trial of SL-279252 because of the ongoing COVID-19 pandemic. In particular, we have experienced: delays with certain third-party vendors supporting this trial, including third-party manufacturers; difficulty procuring sufficient quantities of raw materials required for our manufacturing processes; delays as a result of some patients choosing to forego one or more doses in our clinical trials; and staffing shortages at many clinical trial sites. We expect to continue to experience some or all of these delays in the future.
Our GADLEN Platform
Our expertise in engineering dual-sided, bi-functional fusion proteins has enabled the development of our GADLEN platform to leverage gamma delta T cells for the treatment of cancer.
The therapeutic utilization of gamma delta T cells represents a novel approach for the treatment of cancer. This approach may be particularly beneficial in targeting tumors that are not addressable by alpha beta T cells. Additionally, as immunotherapies that stimulate alpha beta T cell-dependent immune response are increasingly utilized across cancer treatment paradigms, we expect the proportion of patients who will become refractory to alpha beta T cell-mediated therapies will also increase over time, creating an opportunity for therapeutics which harness the antitumor activity of gamma delta T cells.
A majority of T cells in the human body bear an alpha beta T cell receptor, which recognizes tumor antigens presented on major histocompatibility complex, or MHC, molecules. Some cancer cells reduce the expression of MHC molecules or tumor antigens, rendering those cancer cells invisible to most alpha beta T cells. The predominant gamma delta T cell population in the peripheral blood expresses the V gamma 9 / V delta 2 T cell receptor and is activated by a heterodimer consisting of butyrophilin 2A1 and butyrophilin 3A1. Thus, therapeutics which are designed to display a heterodimer of butyrophilin 2A1 and 3A1 may provide a means of modulating gamma delta T cells in vivo. We have leveraged our expertise in engineering dual sided bi-functional fusion proteins to develop a suite of heterodimerized butyrophilin proteins connected to antigen-targeted single chain antibody fragments.
GADLEN compounds are comprised of two distinct fusion protein chains, and an engineered Fc linker domain that facilitates heterodimerization between the two chains. As shown in the left panel of Figure 7 below, the assembled GADLEN compound contains the extracellular domains of heterodimerized butyrophilin proteins on one side and is linked to tumor antigen specific single chain antibody fragments on the opposite side. The gamma delta T cell receptors recognize and are activated by specific butyrophilin protein heterodimers. Thus, the GADLEN construct is designed to facilitate targeting of specific gamma delta T cells to tumor cells expressing a defined antigen, as shown in the right panel of Figure 7 below.

Figure 7—GADLEN Platform Overview
To demonstrate the feasibility of the GADLEN approach, a murine GADLEN construct was developed incorporating a butyrophilin 1, or BTNL1, and butyrophilin 6, or BTNL 6, heterodimer and an scFv domain targeting the CD19 antigen. In both mice and humans, gamma delta T cells represent approximately 2% to 5% of the total T cell population, as shown in Figure 10 in a murine model. We treated mice on Days 0, 3, and 6 with the murine GADLEN, mBTNL1/6-Fc-CD19scFv. We observed dose-dependent expansion of the endogenous gamma delta T cell compartment to approximately 12% of all T cells 24 hours after the second treatment. Concurrent with expansion, mBTNL1/6-Fc-CD19scFv also caused activation of murine gamma delta T cells, as demonstrated by upregulation of the CD69 activation marker, shown in Figure 10. Murine B cells express CD19, and therefore were a potential target of gamma delta T cells following treatment with mBTNL1/6-Fc-CD19scFv. Accordingly, we observed depletion of the endogenous B cell compartment concurrent with gamma delta T cell expansion and activation following treatment with mBTNL1/6-Fc-CD19scFv, as shown in Figure 8. Importantly, when mice with established CD19+ tumors were treated with mBTNL1/6-Fc-CD19scFv, dose-dependent reduction in tumor growth and rejection was observed. We believe these studies indicate that GADLEN compounds enable therapeutic modulation of gamma delta T cells in vivo, and that GADLEN compounds may be designed to activate tissue-restricted populations of endogenous gamma delta T cells to target specific tumor antigens in both solid and liquid tumors.
Figure 8—Dose Dependent Gamma T Cell Expansion, Activation, and Killing Activity Following Administration of the GADLEN Compound mBTNL1/6-Fc-CD19scFv
To characterize the types of gamma delta T cell subsets that reside within different tumor types, we performed single cell RNA sequencing of patient tumor tissues, including multiple colorectal, melanoma, and non-small cell lung cancer patient tumors to identify the prevalent gamma delta T cell subsets in each tumor type. As a result of this analysis, we have advanced a number of preclinical GADLEN candidates comprised of butyrophilin heterodimers and tumor antigen specific targeting domains for a number of antigens with therapeutic relevance for both hematologic and solid tumors. Our preclinical findings with these GADLEN compounds have also revealed that gamma delta T cells, like alpha beta T cells, require costimulation through either costimulatory or natural cytoxicity receptors (NCR) for efficient T cell receptor activation. The data generated to date suggest these signals can be provided by the tumor cells that express costimulatory ligands and stress ligands that enable efficient activation of gamma delta T cell receptors via GADLEN compounds.
In alignment with our strategy to leverage our expertise to build and expand novel platforms beyond our ARC platform, where dual-sided fusion proteins may provide advantages over existing therapeutic antibodies, we continue to invest in and advance our GADLEN platform.
Collaboration and License Agreements
Collaboration Agreement with Takeda
On August 8, 2017, we entered into a Collaboration Agreement with Millennium Pharmaceuticals, Inc., or Takeda, a wholly owned subsidiary of Takeda Pharmaceutical Company, Ltd., or the Collaboration Agreement. The Collaboration Agreement was subsequently amended in April 2018, October 2018 and March 2020. The Collaboration Agreement was

mutually terminated pursuant to the termination agreement, or the Termination Agreement, dated November 8, 2021. Under the terms of the Termination Agreement, we are not required to satisfy any remaining performance obligations, we will not make any payments to or receive any future milestone or royalty payments from Takeda, and all options to license and rights of first negotiation held by Takeda under the Collaboration Agreement were terminated. The remaining deferred revenue was recognized as revenue in the fourth quarter of 2021.
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
Under the Heat License Agreement, Heat was required to conduct certain research and development services under a mutually-agreed upon research and development plan and Heat was eligible to receive financial support from us for these efforts. Effective March 2017, Heat completed all research and development services under the Heat License Agreement and assigned to us three patent applications and all data derived from the research and development activities, referred to collectively as the Research Services Inventions. Pursuant to the terms of the Heat License Agreement, we are obligated to use commercially reasonable efforts to diligently research and develop at least one product covered by the Fusion Protein Patent Rights, including the obligation to file an Investigational New Drug, or IND, application for such product. Our development efforts to date, including the development of SL-279252 and certain other ARC compounds, satisfy these obligations. In addition, we are to provide annual reports to Heat on or before the anniversary of the effective date of the Heat License Agreement to inform Heat of our progress.
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
In addition to an upfront payment of $50,000, which we made in 2016, the Heat License Agreement requires us to make further payments to Heat in the future of up to $20.6 million in the aggregate for the achievement of specified development, regulatory, and commercial sale milestones for certain licensed products. We are also required to pay Heat a percentage of certain upfront fees or other non-royalty payments that are not tied to milestone events which we receive in connection with certain sublicenses of the Fusion Protein Patent Rights. We are also required to pay Heat a royalty on all worldwide net sales by us, our affiliates, and sublicenses of certain licensed products in the low single digits. Royalties are payable, on a product-by-product and country-by-country basis, commencing on the first commercial sale of such product and continuing until the last-to-expire valid patent claim to the licensed patent rights that cover such product in that country.
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
To date, we have manufactured bulk drug substance, or BDS, for our product candidates utilizing the services of one third-party contract manufacturer, KBI Biopharma, Inc., or KBI, with whom we maintain a master service agreement, pursuant to which we may manufacture BDS through KBI on a per project basis. We may terminate the master services agreement at any time for convenience in accordance with the terms of the agreement. Either KBI or we may also terminate the master services agreement with respect to an uncured breach by the other party in accordance with the terms of the agreement. These agreements include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.
Given the complexity of manufacturing our dual-sided, bi-functional fusion proteins, our increased need for manufacturing driven by multiple clinical trial programs, and the challenges faced by biologics manufacturing facilities during the COVID-19 pandemic, we are actively working to make arrangements to procure redundant supply, including engaging with additional third-party manufacturers to identify suitable additional suppliers and building out a facility to support internal process development activities and cGMP manufacturing. We have recently entered into a master service agreement with Abzena Plc, pursuant to which we may manufacture BDS on a per project basis.
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
With respect to our lead product candidate, SL-172154, we are aware of other competing clinical-stage therapeutics that target the CD47 pathway or the CD40 pathway, which include, but are not limited to magrolimab, ALX148, TTI-621, TTI-622, DSP107, and APX005M.
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
Intellectual property related to our most advanced programs is summarized below. We generally file patent applications directed to our key technologies and programs in an effort to secure our intellectual property positions. As of February 1, 2022, we own or exclusively license (i) more than 15 patents and more than 15 pending non-provisional patent applications in the United States and (ii) 3 patents and more than 120 pending patent applications in jurisdictions outside of the United States. We also own additional pending provisional patent applications in the United States and pending international patent applications filed under the Patent Cooperation Treaty, or PCT. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office and other patent offices may be significantly revised before issuance, if granted at all.
SL-172154 Product Candidate
As of February 1, 2022, we own or exclusively license (i) 2 patents and 5 pending non-provisional patent applications in the United States and (ii) 3 patents and more than 35 pending patent applications in jurisdictions outside of the United States (including, among others, Australia, Canada, China, Europe, and Japan) that relate to SL-172154.
These patents and applications originate from several different patent families. Patents granted in a family generally directed to compositions and methods of treating cancer are expected to expire in the United States in 2036, without taking potential patent term extension or patent term adjustment into account. Patents granted in other families, generally directed to methods of treating cancer with various combination agents, are expected to expire in the United States in 2038 and 2039, depending on the family and without taking potential term extension or patent term adjustment into account. The terms of individual patents granted in jurisdictions outside of the United States depends on the legal term for patents in those jurisdictions.
SL-279252 Product Candidate
As of February 1, 2022, we own or exclusively license (i) 2 patents and 1 pending non-provisional patent application in the United States (ii) 3 patents and more than 35 pending patent applications in jurisdictions outside of the United States (including, among others, Australia, Canada, China, Europe, and Japan) that relate to SL-279252.
These patents and applications originate from two different patent families. Patents granted in a family generally directed to compositions and methods of treating cancer are expected to expire in the United States in 2036, without taking potential patent term extension or patent term adjustment into account. Patents granted in another family, generally directed to methods of treating cancer with various combination agents, are expected to expire in the United States in 2039, without taking potential patent term extension or patent term adjustment into account. The terms of individual patents granted in jurisdictions outside of the United States depends on the legal term for patents in those jurisdictions.
ARC Platform
As of February 1, 2022, we own or exclusively license (i) more than 15 patents and 15 pending non-provisional patent applications in the United States and (ii) 3 patents and more than 100 pending patent applications in jurisdictions outside of the United States (including, among others, Australia, Canada, China, Europe, and Japan) that relate to the ARC platform. As of February 1, 2022, these include patents and/or patent applications related to SL‑172154 and SL-279252 (described above) and other ARC compounds combining TIM3, PD‑1, SIRPα, TIGIT, CSF1R, VSIG8, or FLT3L with OX40, CD40L, 4-1BBL, or LIGHT.
These patents and applications originate from several different patent families. Patents granted in families generally directed to compositions and methods of treating cancer are expected to expire in the United States in 2036, 2038, 2039, and 2040, depending on the family and without taking potential patent term extension or patent term adjustment into account. Patents granted in other families, generally directed to methods of treating cancer with various combination agents, are expected to expire in the United States in 2038, 2039, and 2040, depending on the family and without taking potential patent term extension or patent term adjustment into account. The terms of individual patents granted in jurisdictions outside of the United States depends on the legal term for patents in those jurisdictions.
GADLEN Platform
As of February 1, 2022, we (i) own 2 patents and 1 pending non-provisional patent application in the United States and (ii) more than 10 pending patent applications in jurisdictions outside of the United States (including, among others, Australia, Canada, China, Europe, and Japan) that relate to the GADLEN platform.
These patents and applications originate from a family generally directed to compositions and methods of treating cancer. Patents granted in this family are expected to expire in the United States in 2040, without taking potential patent term extension or adjustment into account.
Trademark Protection
As of February 1, 2022, we own a registered trademark and an allowed application for “ARC” and an allowed application for “GADLEN” with the U.S. Patent and Trademark Office. We plan to register trademarks in connection with our biological products.

Licensed Intellectual Property from Heat Biologics, Inc.
In June 2016, we entered into an exclusive license agreement with Heat, pursuant to which we received an exclusive (as to the patent rights), non-transferable, sublicensable, worldwide, royalty-bearing, non-field restricted license to certain patent rights and know-how, including rights related to the ARC platform. We paid Heat an initial license fee of $50,000, and we are obligated to pay Heat fees upon receipt of certain sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. The Heat license provides us rights in the patent family including PCT/US16/54598. As of February 1, 2022, that family includes (i) 10 patents and 3 pending non-provisional patent applications in the United States, and (ii) 2 patents and more than 25 pending applications in jurisdictions outside of the United States (including, among others, Australia, Canada, China, Europe, and Japan). We control prosecution, maintenance, and enforcement of this family of patents and patent applications.
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
U.S. Biologics Regulation
In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and other federal, state, local, and foreign statutes and regulations. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
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
Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA. In September 2021, the FDA issued two guidance documents intended to inform prospective applicants and facilitate the development of proposed biosimilars and interchangeable biosimilars, as well as to describe the FDA’s interpretation of certain statutory requirements added by the BPCIA.
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
The BPCIA is complex and continues to be interpreted and implemented by the FDA. In July 2018, the FDA announced an action plan to encourage the development and efficient review of biosimilars, including the establishment of a new office within the agency that will focus on therapeutic biologics and biosimilars. On December 20, 2020, Congress amended the PHSA as part of the COVID-19 relief bill to further simplify the biosimilar review process by making it optional to show that conditions of use proposed in labeling have been previously approved for the reference product, which used to be a requirement of the application. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. As of March 2020, certain products previously approved as drugs under the FDCA, such as insulin and human growth hormone, are now deemed to be biologics under the PHSA, which means they may face competition through the biosimilars pathway and are not be eligible for the twelve-year period of exclusivity granted to new BLAs. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.
Other Healthcare Laws and Compliance Requirements
Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute, or AKS; the federal False Claims Act, or FCA; HIPAA and similar foreign, federal and state fraud, abuse and transparency laws.
The AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from AKS prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements, that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which can be enforced through civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of federal government funds, including in federal healthcare programs, that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA. The FCA imposes mandatory treble damages and per-violation civil penalties up to approximately $23,000.
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
The FDCA addresses, among other things, the design, production, labeling, promotion, manufacturing, and testing of drugs, biologics and medical devices, and prohibits such acts as the introduction into interstate commerce of adulterated or misbranded drugs or devices. The PHSA also prohibits the introduction into interstate commerce of unlicensed or mislabeled biological products.
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
Data Privacy and Security
Numerous state, federal, and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by HITECH, and their respective implementing regulations imposes privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable health information for or on behalf of such covered entities. Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.
Even when HIPAA does not apply, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act.
In addition, state laws govern the privacy and security of personal information, including health-related information, in certain circumstances. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the CCPA, which went into effect on January 1, 2020, creates new data privacy obligations for covered companies and provides new privacy rights to California residents.
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
The Affordable Care Act, or the ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Act was enacted, which, among other things, removes penalties for not complying with the ACA’s requirement to carry health insurance, known as the “individual mandate,” effective January 1, 2019. Since the enactment of the Tax Act, there have been additional amendments to certain provisions of the ACA. In December 2019, the U.S. District Court for the Fifth Circuit upheld a ruling by a Texas U.S. District Court Judge that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. The Supreme Court heard the case but overturned the decision on the basis that the plaintiffs lacked standing and did not address the constitutionality. The Supreme Court’s decision left open the opportunity for additional challenges to the ACA.
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
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS adopted a final rule allowing Medicare Advantage Plans the option to use step therapy for Part B drugs, permitting Medicare Part D plans to apply certain utilization controls to new starts of five of the six protected class drugs, and requiring the Explanation of Benefits for Part D beneficiaries to disclose drug price increases and lower cost therapeutic alternatives, which went into effect on January 1, 2021. In October 2020, the FDA issued guidance describing procedures for manufacturers to facilitate the importation of FDA-approved biologics manufactured abroad and originally intended for sale in a foreign country into the United States.
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
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials.
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
Regulation in the European Union
European Data Laws
The collection and use of personal health data and other personal information in the European Union is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679, or the GDPR, which came into force in May 2018, and related implementing laws in individual EU Member States. Under the GDPR, personal data can only be transferred to countries outside the EU Member States and the three additional European Economic Area, or EEA, countries (Norway, Iceland and Liechtenstein) that have adopted a national law implementing the GDPR if such cross-border transfers comply with specific conditions.
The GDPR imposes a number of strict obligations and restrictions on the ability to collect, analyze and transfer personal data of individuals within the EU and in the EEA, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to (i) the consent of the individuals to whom the personal data relates, (ii) the information provided to such individuals prior to processing their personal data, (iii) data processing obligations to the national data protection authorities and (iv) the security and confidentiality of the personal data. EU Member States may also impose additional requirements. The GDPR increased responsibility and liability in relation to personal data that we process.
Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance (up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater); other administrative penalties and a number of criminal offenses (punishable by uncapped fines) for organizations and, in certain cases, their directors and officers; and civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU. Guidance developed at both the EU level and at the national level in individual EU Member States concerning implementation and compliance practices are regularly updated or otherwise revised.
Moreover, there is a growing trend towards required public disclosure of clinical trial data in the EU, which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation, European Medical Agency, or the EMA, disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the EU Clinical Trials Regulation and the GDPR, further adds to the complexity that we face with regard to data protection regulation.
With regard to the transfer of data from the EU to the United Kingdom, or UK, personal data may now freely flow from the EU to the UK since the UK is deemed to have an adequate data protection level. Such adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force (June 2025). Following the UK's withdrawal from the EU and the EEA, companies also have to comply with the UK’s data protection laws (including the GDPR as incorporated into UK national law). Penalties under this regime are up to the greater of £17.5 million or 4% of global turnover.
Drug and Biologic Development Process
The conduct of clinical trials is currently governed by the EU Clinical Trials Directive 2001/20/EC, or Clinical Trials Directive, and will be replaced by the EU Clinical Trials Regulation (EU) No. 536/2014, or Clinical Trials Regulation, once the latter comes into effect. The Clinical Trials Regulation introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU. It entered into force on January 31, 2022.
Under the current regime, which will expire after a transition period of three years (as outlined below in more detail), before a clinical trial can be initiated, it must be approved in each EU Member State where there is a site at which the trial is to be conducted. The approval must be obtained from two separate entities: the National Competent Authority, or NCA, and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU Member State before the commencement of the trial. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU Member State where they occur.
A more unified procedure will apply under the new Clinical Trials Regulation. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial form being conducted in such Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. After several postponements of the effective date of the Clinical Trials Regulation, or CTR, due to technical difficulties with the underlying IT systems, the “go live” date of these systems and, accordingly, the coming into force of the regulation, occurred on January 31, 2022. The CTR foresees a three-year transition period. Member States will work in CTIS immediately after the system has gone live. For one year, until January 31, 2023, clinical trial sponsors can still choose whether to submit an initial clinical trial application in line with the current system (Clinical Trials Directive) or via CTIS. After January 31, 2023, submission of initial clinical trial applications via CTIS becomes mandatory and by January 31, 2025, all ongoing trials approved under the current Clinical Trials Directive will be governed by the new Clinical Trials Regulation and have to be transitioned to CTIS.
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
During the development of a medicinal product, the EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use, or CHMP, on the recommendation of the Scientific Advice Working Party, or SAWP. A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future marketing authorization application of the product concerned.
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
Data and Market Exclusivity
As in the United States, it may be possible to obtain a period of market and/or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received a marketing authorization) and prohibiting another applicant from relying on the marketing authorization holder’s pharmacological, toxicological and clinical data in support of another marketing authorization for the purposes of submitting an application, obtaining MA or placing the product on the market. New chemical entities, or NCE, approved in the EU qualify for eight years of data exclusivity and 10 years of marketing exclusivity.
An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.
The data exclusivity period begins on the date of the product’s first marketing authorization in the EU. After eight years, a generic product application may be submitted and generic companies may rely on the marketing authorization holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first marketing authorization in the EU of the innovator product), or three years later (or a total of 11 years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant preclinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial change was authorized).
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
Other Markets
The UK formally left the EU on January 31, 2020 and the transition period, during which EU laws continued to apply to the UK, expired on December 31, 2020. This means EU laws now only apply to the UK in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland. Following the end of the transition period, the EU and the UK concluded the TCA, which applied provisionally from January 1, 2021 and entered into force on May 1, 2021.
The TCA includes provisions affecting the life sciences sector (including on customs and tariffs) but areas for further discussion between the EU and the UK remain. Some specific provisions concerning pharmaceuticals are in place, including the mutual recognition of Good Manufacturing Practice, or GMP, and issued GMP documents. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.
Since January 1, 2021, the EU laws which have been transposed into UK law through secondary legislation continue to be applicable in the UK as “retained EU law.” As there is no general power to amend these regulations, the UK government has enacted the Medicines and Medical Devices Act 2021. The purpose of the act is to enable the existing regulatory frameworks in relation to human medicines, clinical trials of human medicines, veterinary medicines and medical devices to be updated. The powers under the act may only be exercised in relation to specified matters and must safeguard public health.
Specified provisions of the Medicines and Medical Devices Act 2021 entered into force on February 11, 2021. The remaining provisions came into effect within two months of February 11, 2021 or will otherwise come into effect as stipulated in subsequent statutory instruments. The Medicines and Medical Devices Act 2021 supplements the UK Medical Devices Regulations 2002, or the UK Regulations, which are based on the EU Medical Devices Directive as amended to reflect the UK’s post-Brexit regulatory regime. Notably, the UK Regulations do not include any of the revisions that have been made by the EU Medical Devices Regulation (EU) 2017/745, which, since May 26, 2021, now applies in all EU Member States.
The UK’s Medicines and Healthcare products Regulatory Agency, or MHRA, conducted a comprehensive consultation between September and November 2021 on proposals to develop a new UK regime for medical devices in the UK. The proposals include more closely aligning definitions for medical devices and in vitro medical devices with internationally recognized definitions and changing the classification of medical devices according to levels or risk. The proposals are intended to improve patient and public safety and increase the appeal of the UK market. The new regime is planned to come into force on July 1, 2023, which will align with the date from which the UK is due to stop accepting CE marked medical devices and require UK Conformity Assessed marking. It is envisaged that, in Northern Ireland, the amended regime could run in parallel with any existing or future EU rules in accordance with the Protocol on Ireland and Northern Ireland.
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
Human Capital Management
Shattuck Employees
As of December 31, 2021, Shattuck employed 85 full-time employees at two locations in the United States, including Austin, TX and Durham, NC. During 2021, we expanded our capabilities across the two sites by hiring 37 new employees. These employees were hired to support our clinical development, preclinical research and development, and efforts associated with operating as a public company.
We expect to continue to hire additional employees in 2022 and beyond with a focus on increasing expertise and bandwidth in preclinical and clinical research and development and in-house process development and manufacturing, as well as expanding our in-house general and administrative functions. The Company continually evaluates business needs and opportunities, with a hiring philosophy that balances in-house expertise with outsourced services. Currently, we outsource clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.

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
Research and Development
Research and development expenses for the years ended December 31, 2021 and 2020 were $56.6 million and $37.5 million, respectively.
Corporate Information
We were incorporated in Delaware in May 2016. Our corporate offices are located at 500 W. 5th Street, Suite 1200, Austin, Texas 78701 and 21 Alexandria Way, Suite 200, Durham, North Carolina 27709 and our telephone number is (512) 900-4690. Our website address is www.shattucklabs.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is for convenience only and the information on the referenced website does not constitute a part of nor is incorporated by reference into this report.
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
•If we experience delays or difficulties enrolling patients in our clinical trials, our research and development efforts and business, financial condition, and results of operations could be materially and adversely affected.
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
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant operating losses since inception. For the years ended December 31, 2021 and 2020, we reported a net loss of $45.0 million and $36.6 million, respectively. As of December 31, 2021, we had an accumulated deficit of $117.1 million. We expect to continue to incur significant operating losses for the foreseeable future. To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We may never succeed in these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
Since our inception in 2016, we have devoted a significant portion of our resources to developing our product candidates, our other research and development efforts, building our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. While we are conducting Phase 1 clinical trials for SL-172154 and SL-279252, we have not completed a clinical trial for any product candidate. We have not yet demonstrated our ability to successfully complete product development activities, complete clinical trials (including Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions you may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
We will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. Additional funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs and other operations.
Based on our current business plans, we estimate that our existing cash and cash equivalents and short-term investments will enable us to fund our operating expenses into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may materially and adversely affect the development of our product candidates. Our ability to raise additional funds will depend on financial, economic, and market conditions and other factors, over which we may have no or limited control. Additional funds may not be available when we need them, on terms that are acceptable to us or at all.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
If we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take certain actions, which could materially and adversely impact our ability to conduct our business.
Public health crises such as pandemics or other events could materially and adversely affect our business operations, workforce, product development activities, research and development activities, preclinical and clinical trials, and financial condition.
We expect that our program timelines may continue to be negatively affected by the COVID-19 pandemic, which could materially and adversely affect our business, financial condition, and results of operations. We have experienced delays in our clinical trials of SL-172154 and SL-279252 as a result of the ongoing pandemic, including delays with certain third-party vendors supporting these trials. In addition, we have experienced and may in the future experience additional disruptions, including:
•delays or difficulties in initiating or expanding clinical trials, including delays or difficulties with clinical site initiation and recruiting clinical site investigators and clinical site staff;
•delays or difficulties in manufacturing sufficient quantities of materials of our product candidates for preclinical studies and clinical trials, including difficulty reserving manufacturing capacity with our third-party vendors and obtaining sufficient quantities of raw materials required for our manufacturing processes;
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
Further, due to public health guidance measures, we may need to implement policies that could negatively impact productivity, or disrupt, delay, or otherwise materially and adversely impact our business. For example, we have in the past and may again in the future implement work-from-home requirements, and if our personnel are required to work from home, some of our research activities that require our personnel to be in our laboratories may be delayed. The COVID-19 pandemic may also result in the loss of some of our employees and key personnel, either temporarily or permanently, which could negatively impact our operations.
The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar public health emergency is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our research, our clinical trials, healthcare systems, or the global economy as a whole. Specifically, biologics manufacturing resources are being diverted to assist with COVID-19 vaccine production, which may result in delays in the manufacture of our product candidates. In addition, hospitals, healthcare workers, and other medical care resources are being diverted to treat COVID-19 patients and administer COVID-19 vaccines, which may result in further delays to the progress of our clinical trials. We do not yet know the full impact that the COVID-19 pandemic may have on our business. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.
Our ARC and GADLEN platforms are based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval. We may not be successful in our efforts to use and expand our technology platforms to develop and commercialize our current and future product candidates, or may experience significant delays in doing so.
A key element of our strategy is to use and expand our proprietary ARC and GADLEN platforms to build a pipeline of product candidates and progress these product candidates through preclinical and clinical development. Although our research and development efforts to date have resulted in a pipeline of product candidates directed at various cancers and other indications, we have not received regulatory approval for any of our product candidates. The scientific research that forms the basis of our efforts to develop product candidates with our proprietary platforms is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our platforms is both preliminary and limited. Given the novelty of our technologies, we intend to work closely with the FDA and other regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies. To our knowledge, our dual-sided fusion protein product candidates have not previously been tested in humans and may have properties that negatively impact safety or efficacy, such as greater immunogenicity when compared to existing therapeutics. Moreover, our product candidates may have unexpected biological interactions when administered in vivo. For example, it may be necessary to either implement a loading dose strategy or delay enrollment of patients recently treated with anti-PD-1 antibodies to mitigate interactions between anti-PD-1 antibodies and SL-279252. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of our product candidates, which could result in a longer than expected regulatory review process, increase our expected development costs, and delay or prevent commercialization of our product candidates.
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

Our ability to generate revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product, which could result in significant harm to our financial position and materially and adversely affect our share price.
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
To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, and expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations systems and facilities. These activities may lead to significant costs and may divert our management and other resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
In addition, we are a small company with limited resources, our business prospects are uncertain and our stock price is volatile. For some or all of the foregoing reasons, we may not be able to recruit all of the management, technical and other personnel that we require or we may be unable to retain all of our existing personnel. In such event, we may be required to limit our growth and expansion efforts and our business and financial results may suffer.
Risks Related to the Development and Clinical Testing of Our Product Candidates
Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates or any future product candidates, which would prevent or delay or limit the scope of regulatory approval and commercialization.
To obtain the requisite regulatory approvals to market and sell any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our investigational drug products are safe and effective for use in each targeted indication. Clinical testing is expensive and takes many years to complete, and its outcome is inherently uncertain. The process of obtaining regulatory approval is expensive, often taking many years following the commencement of clinical trials, and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications, patient population, and regulatory agency. As mentioned herein, our product candidates and technology platforms are novel and entail significant complexity.
Clinical trials that we conduct may not demonstrate the efficacy and safety that is necessary to obtain regulatory approval to market our product candidates. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be delayed in obtaining marketing approval, if at all. Additionally, any safety concerns observed in any one of our clinical trials could limit the prospects for regulatory approval of that product candidate or other product candidates in any indications.
Even if our clinical trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we are able to submit our product candidates for approval. Moreover, results that are acceptable to support approval in one jurisdiction may be deemed inadequate to support regulatory approval in other jurisdictions. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate in a manner that does not meet our expectations, which limitations may reduce its commercial potential.

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
Interim, topline or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Material differences between interim, topline or preliminary data and final data could significantly harm our business prospects. Further, disclosure of interim, topline or preliminary data by us or by our competitors could impact our ability to enroll our clinical trials and influence industry expectations, which could result in volatility in the price of our common stock and affect our ability to raise additional capital.
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
Additionally, all of our trials, including our ongoing Phase 1 trial evaluating SL-279252 and Phase 1 trials evaluating SL-172154, are open-label trials in which both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved therapy. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be materially and adversely affected, and we may incur significant additional costs.

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
Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business and financial condition significantly.
Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate.
If we experience delays or difficulties enrolling patients in our clinical trials, our research and development efforts and business, financial condition, and results of operations could be materially and adversely affected.
Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. Trials have been and may continue to be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, fewer than expected patients who meet enrollment eligibility criteria, patient withdrawal, or adverse events.
Our clinical trials compete with other clinical trials that are in the same therapeutic areas as our product candidates and/or that seek to enroll the same specific patient populations as our clinical trials, which reduces the number and types of patients available to us. Moreover, enrolling patients in clinical trials for cancer therapies is challenging, as cancer patients will first receive the applicable standard of care. Many patients who respond positively to the standard of care therapy, such as PD-1 checkpoint inhibitors, (and thus do not enroll in clinical trials) are believed to have tumor types that may have responded well to our product candidates. This may limit the number of eligible patients able to enroll in our clinical trials and could extend development timelines or increase costs for these programs. Patients who fail to respond positively to the standard of care treatment will be eligible for clinical trials of unapproved drug candidates. However, these patients may have either compromised immune function from prior administration of chemotherapy or an enhanced immune response from the prior administration of checkpoint inhibitors. Either of these prior treatment regimens may render our therapies less effective in clinical trials. We have sought and may continue to seek to mitigate these effects in the future through modification of enrollment eligibility criteria, including patients with tumor types that are not typically responsive to anti-PD-1 antibodies, or pursuing combination regimens early in clinical development to enable access to anti-PD-1 naïve patients. Additionally, patients who have failed approved therapies will typically have more advanced cancer and a poorer long-term prognosis.
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
Risks Related to Our Regulatory Environment
The development and commercialization of biopharmaceutical products is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis, if at all, our business will be substantially harmed.

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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. See “Business—Government Regulation—Other Healthcare Laws and Compliance Requirements.” for a more detailed description of the laws that may affect our ability to operate.
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
Our employees, independent contractors, principal investigators, CROs, consultants, commercial partners, suppliers, and vendors acting for us or on our behalf may engage in misconduct or other improper activities, including noncompliance with applicable laws and regulations.
We have adopted a code of conduct, but it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.
Risks Related to Commercialization of Our Product Candidates
We operate in highly competitive and rapidly changing industries, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
Our success is highly dependent on our ability to expeditiously discover, develop and obtain marketing approval for new and innovative products on a cost-effective basis and market them successfully. With the proliferation of new oncology drugs and immuno-therapies, we expect to face increasingly intense competition as new technologies become available. If we fail to stay at the forefront of technological innovation, we may be unable to compete effectively.

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.
Cancer therapies are sometimes characterized by line of therapy (first, second, third, fourth, etc.), and the FDA often initially approves new therapies only for use in a particular line or lines of therapy. For example, we may initially seek approval of our product candidates as a third line therapy for patients who have failed other approved treatments. We may subsequently seek approval as a second and first line therapy. There is no guarantee that our product candidates, even if initially approved, would be subsequently approved as a second or first line therapy. Because the potentially addressable patient target population for our product candidates may be limited to patients who are ineligible for or have failed prior treatments, even if we obtain significant market share for our product candidates, we may never achieve profitability.
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
Risks Related to Our Dependence on Third Parties
We rely on third parties to manufacture our product candidates and other biological materials. The manufacture of our product candidates is complex. Our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.
The process of manufacturing our product candidates is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls that are in compliance with current Good Manufacturing Practices, or cGMP. We do not currently own or operate any GMP manufacturing facilities, nor do we have any in-house GMP manufacturing capabilities. We rely on third-party contract manufacturers to produce sufficient quantities of materials required for the manufacture, transport, and storage of our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. Such failure or substantial delay could materially and adversely harm our business.
We currently rely on a single-source supplier for bulk drug substances, or BDS. The loss of our current supplier or its failure to supply us with BDS on a timely basis could cause our inability to develop and manufacture our product candidates, which could materially and adversely affect our business. We are working toward the successful manufacture of satisfactory, validated BDS with additional suppliers. The process for identifying additional BDS suppliers and successfully manufacturing BDS with those suppliers is lengthy and expensive, and there can be no assurance that any additional suppliers will be able to successfully produce satisfactory BDS. If we are not able to successfully manufacture BDS with additional suppliers, our existing supplier may need to increase manufacturing capacity to meet anticipated demand, which could involve significant challenges.
Because we rely on a third-party manufacturer to provide our BDS, there can be no assurance that our supply of BDS will not be limited or interrupted, have satisfactory quality or product characteristics, or continue to be available at acceptable prices. There can also be no assurance that our supplier will continue to meet regulatory requirements for cGMP manufacturing. As is common in our industry, we have experienced enrollment delays in our clinical trials as a result of delays in receipt of BDS. We have limited control over the process or timing of the acquisition or manufacture of materials by our supplier, and cannot ensure that it will deliver to us the BDS we order on time, or at all.
In the normal course of business, the process of manufacturing our product candidates has been negatively impacted by equipment failure, or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes, which we have experienced, results in reduced production yields and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, this could lead to withdrawal of our products from the market, and such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.
As part of our process development efforts, we also may make changes to our manufacturing processes at various points during development, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. We are investing in an in-house process development pilot plant to reduce our reliance on third parties for process development efforts. This undertaking is costly, and we have no guarantee that these efforts will result in useful changes to our manufacturing processes. Any changes to our manufacturing processes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials or future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials.
In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMPs and similar foreign standards relating to methods, facilities, and controls used in the manufacturing, processing, packing, storage, and distribution of the product, which are intended to ensure that biological products are safe and that they consistently meet applicable requirements and specifications. We are dependent on third parties for all of these activities, and we have limited ability to prevent or control the risk that such activities will not be in compliance with cGMP. In addition, the storage and distribution of our product candidates for use in clinical trials is subject to extensive regulation by the FDA and other regulatory authorities. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in our clinical trials and development efforts, or a delay in or failure to obtain regulatory approval of any of our product candidates.
Pharmaceutical manufacturers are also subject to extensive oversight by the FDA and comparable regulatory authorities in other jurisdictions, which include periodic unannounced and announced inspections by the FDA to assess compliance with cGMP requirements. If an FDA inspection of a manufacturer’s facilities reveals conditions that the FDA determines not to comply with applicable regulatory requirements, the FDA may issue observations through a Notice of Inspectional Observations, commonly referred to as a “Form FDA 483” report. If observations in the Form FDA 483 report are not addressed in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter or proceed directly to other forms of enforcement action. Any failure by one of our contract manufacturers to comply with cGMP or to provide adequate and timely corrective actions in response to deficiencies identified in a regulatory inspection could result in further enforcement action that could lead to a shortage of products and harm our business. The failure of a manufacturer to address any concerns raised by the FDA or foreign regulators could also lead to plant shutdown or the delay or withholding of product approval by the FDA in additional indications, or by foreign regulators in any indication. Moreover, if the FDA determines that our third-party manufacturers are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance. Certain countries may impose additional requirements on the manufacturing of drug products or drug substances, and on manufacturers, as part of the regulatory approval process for products in such countries. The failure by our third-party manufacturers to satisfy such requirements could impact our ability to obtain or maintain approval of our products in such countries.
We rely, and expect to continue to rely, on third parties to conduct preclinical studies, nonclinical studies, and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be materially and adversely affected.
We have relied, and plan to continue to rely, upon third parties, including independent clinical investigators and third-party CROs, to conduct certain preclinical studies, nonclinical studies, and clinical trials and to monitor, record, and manage data for our ongoing preclinical, nonclinical, and clinical programs. We rely on these parties for execution of certain preclinical studies and clinical trials, and control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies, nonclinical studies and clinical trials and the management of data developed through these preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. If we or any of these third parties fail to comply with applicable good laboratory practice, or GLP, or good clinical practice, or GCP, regulations, such data may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or nonclinical studies, or clinical trials before approving our marketing applications. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
The investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to our product candidates and clinical trials. There is a limited number of third-party service providers that specialize in or have the expertise required to achieve our business objectives. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or to do so in a timely manner or on commercially reasonable terms. If the third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the preclinical, nonclinical, or clinical data they obtain is compromised due to the failure to adhere to our preclinical or clinical protocols, regulatory requirements or for other reasons, our preclinical studies, nonclinical studies, or clinical trials may be extended, delayed, or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
We may not realize the benefits of any existing or future collaborative or licensing arrangement, and if we fail to enter into new strategic relationships our business, financial condition, commercialization prospects, and results of operations may be materially and adversely affected.
We have entered into, and may decide in the future to enter into, collaborations with pharmaceutical or biopharmaceutical companies for the development and potential commercialization of certain of our product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue, or specific net income that justifies such transaction. We may not be able to control the amount and timing of resources that is required of us to complete our development obligations or that the collaboration partner devotes to the product development or marketing programs. We also may not be able to ensure that our collaboration partner adequately protects and does not misuse our intellectual property. We and our collaboration partner may disagree regarding the research plan or the development plan for product candidates on which we are collaborating and disputes could arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources. If our strategic collaborations do not result in the successful development and commercialization of product candidates or if one of our collaborators fails to act under the collaboration agreement or terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. In November 2021, we and Takeda mutually agreed to terminate, pursuant to a Termination Agreement, our collaboration agreement for SL-279252 and SL-115154, originally executed in 2017. Under the terms of the Termination Agreement, we are not required to satisfy any remaining performance obligations, we will not make any payments to or receive any future milestone or royalty payments from Takeda, and all options to license and rights of first negotiation held by Takeda under the Collaboration Agreement were terminated. In addition, if a collaboration is terminated, it may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate such products or business into our existing operations and company culture.
If we are unable to obtain sufficient raw and intermediate materials on a timely basis or if we experience other manufacturing or supply difficulties, our business may be materially and adversely affected.
We work closely with our suppliers to ensure the continuity of supply of raw and intermediate materials but cannot guarantee these efforts will always be successful. As has been commonly experienced during the COVID-19 pandemic, we have experienced raw and intermediate materials supply shortages, which has contributed to manufacturing delays and impacted the progress of our clinical trials. Further, while efforts are made to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier, and there can be no assurance that we will be able to quickly establish additional or replacement sources for some materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our product candidates in a timely or cost-effective manner and could delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates.
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
Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Even if patents do successfully issue and even if such patents cover our product candidates and extend for a commercially relevant time, third parties may initiate invalidity, non-infringement, opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation actions in court or before patent offices, or similar proceedings challenging the validity, inventorship, ownership, enforceability, or scope of such patents, which may result in the patent claims being narrowed, invalidated, or held unenforceable or circumvented. Such challenges and potential negative results could materially and adversely affect our business.
Furthermore, even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention, such as where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. Additionally, some countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties; and some countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. Additionally, our competitors or other third parties may be able to evade our patent rights by developing new fusion proteins, antibodies, biosimilar antibodies, or alternative technologies or products in a non-infringing manner. These risks may impact our ability to enjoy the protection we obtain, and may materially and adversely impact our business.
Our commercial success depends, in part, on our ability to develop, manufacture, market, and sell our product candidates without infringing or otherwise violating the intellectual property and other proprietary rights of third parties.
Others may accuse us of infringing their intellectual property. Contested proceedings are lengthy, time consuming, and costly, and we cannot guarantee that our operations and activities do not, or will not in the future, infringe existing or future patents. We also cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to our product candidates or necessary for the commercialization of our product candidates in any jurisdiction. Furthermore, we may be subject to third-party claims asserting that our employees, consultants, contractors, collaborators, or advisors have misappropriated or wrongfully used or disseminated their intellectual property, or claiming ownership of what we regard as our own intellectual property. These and related risks to defending against third-party claims may materially and adversely affect our business.
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
Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. We cannot provide any assurances that third-party patents do not exist that might be enforced against our current technology, including our platform technologies, product candidates and their respective methods of use, manufacture, and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.
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
Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our methods or product candidates or elements thereof, our manufacture or uses relevant to our development plans, our product candidates or other attributes of our product candidates, or our ARC or GADLEN platform. In such cases, we may not be in a position to develop or commercialize product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, which can be expensive and time-consuming, or we may have to enter into a license agreement with the intellectual property right holder, which may not be available on commercially reasonable terms, if at all.
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
Disputes may arise with our licensors of patents and other intellectual property rights. We may yet need to obtain licenses from others for continued development and commercialization of our product candidates, and we may be unable to secure those licenses on commercially reasonable terms or at all. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use, or sell our product candidates, the growth of our business will likely depend in part on our ability to acquire, in-license, maintain, or use these proprietary rights. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations.
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
In addition, our competitors may independently develop substantially equivalent trade secrets, proprietary information, or know-how and may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, our competitors could limit our use of our trade secrets and/or confidential know-how. Under certain circumstances, and to make it more likely that we have our freedom to operate, we may also decide to publish some know-how to make it difficult for others to obtain patent rights covering such know-how, at the risk of potentially exposing our trade secrets to our competitors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.
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
We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time consuming. If we were unsuccessful, we could lose valuable rights in intellectual property that we regard as our own.
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
•the patents of third parties may have a material and adverse effect on our business;
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

We rely on trade secret and proprietary know-how, which can be difficult to trace and enforce and, if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
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
There could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a material and adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Infringement or related suits against us by others could result in damages awards against us or injunction or other equitable relief precluding continued commercialization of our products. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents within prescribed time limits. If we fail to maintain the patents and patent applications covering our product candidates or if we otherwise allow our patents or patent applications to be abandoned or lapse, our competitors might be able to enter the market, which would have a material and adverse effect on our business.
Our information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches, which could materially and adversely affect our business.
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
The market price of our common stock may be highly volatile and may fluctuate significantly as a result of a variety of factors, some of which are related in complex ways and many of which are beyond our control, including the factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.
In addition, the stock market in general, and The Nasdaq Stock Market, or Nasdaq, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In particular, the trading prices for pharmaceutical, biopharmaceutical and biotechnology companies have been highly volatile as a result of the COVID-19 pandemic. In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Securities class action litigation is often been instituted against companies following periods of volatility in the market price of a company’s securities. We are the subject of putative securities class action cases against the Company and certain of our officers and directors, alleging that defendants made false or misleading statements. This type of litigation, and others like it, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. See the discussion of Legal Proceedings in Part I, Item 3 of this Form 10-K.
Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.
As of March 1, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 41.6% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
As a public company, we are subject to certain reporting requirements, listing requirements, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could materially and adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
By disclosing information in this and in future filings required of a public company, our business and financial condition will become more visible, which has resulted in and may in future result in threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business. See the discussion of Legal Proceedings in Part I, Item 3 of this Form 10-K.

Class-action litigation filed against us could harm our business, and insurance coverage may not be sufficient to cover all related costs and damages.
We face the threat of legal claims and regulatory matters involving various aspects of our business. Given the volatility of the trading price of our common stock, and the increase in shareholder litigation generally, we face a risk of lawsuits alleging violations of the securities laws. On January 31, 2022 and February 11, 2022, putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York against the Company and certain of our officers and directors, in each case alleging that defendants made false or misleading statements regarding our collaboration agreement with Takeda. The plaintiffs in both lawsuits seek a ruling that the case may proceed as a class action, and seeks unspecified damages, and attorneys’ fees, expert fees and costs. Similar class-action lawsuits may be filed in future. We and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against the claims asserted in these lawsuits. However, litigation is inherently uncertain, and adverse rulings may occur, including awards of monetary damages, that may have a material adverse impact on our business. These lawsuits may also divert management’s attention and resources, and may require us to incur substantial costs, some of which will not be covered by insurance. See the discussion of Legal Proceedings in Part I, Item 3 of this Form 10-K.
If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.
We are required to report upon the effectiveness of our internal control over financial reporting. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have implemented and will continue to implement additional financial and management controls, reporting systems and procedures and we have hired and will continue to hire additional accounting and finance staff. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction) is the exclusive forum for certain actions. It also provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage lawsuits. There is uncertainty as to whether a court would enforce such provisions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially and adversely affect our business.
Our ability to use our net operating loss carryforwards and other tax attributes may be limited.
As of December 31, 2021, we had U.S. federal and state net operating loss, or NOL, carryforwards of $97.4 million and $0.2 million, respectively, which may be available to offset future taxable income. As of December 31, 2021, we also had gross federal tax credits of $7.6 million, which may be used to offset future tax liabilities. These NOLs and tax credit carryforwards will begin to expire in 2036. Use of our NOL carryforwards and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in Austin, Texas where we currently occupy approximately 8,000 square feet of office space under a lease that expires on September 30, 2026. We use this facility for administrative purposes.
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
Item 3. Legal Proceedings
On January 31, 2022 and February 11, 2022, putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York against us and certain of our officers and directors. In each complaint, the plaintiff cites the volatility in our common stock and alleges that the defendants made or are responsible for false or misleading statements regarding our collaboration agreement with Takeda. The plaintiffs in both lawsuits seek a ruling that the case may proceed as a class action, and seek unspecified damages and attorneys’ fees, expert fees and costs. We and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits.
Item 4. Mine Safety Disclosures
None.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities
Our common stock is traded on The Nasdaq Global Select Market under the symbol “STTK”. At March 1, 2022, there were approximately 36 stockholders of record of our common stock and the closing price of our common stock was $5.01 per share. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.
Use of Proceeds from Initial Public Offering of Common Stock
There has been no material change in our intended use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 13, 2020.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes appearing in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” You should carefully read the “Cautionary Note About Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
Overview
We are an innovative clinical-stage biotechnology company pioneering the development of dual-sided fusion proteins as an entirely new class of biologic medicine. We have created a novel approach to immune modulation by designing biologics with structural characteristics that are not achievable by existing therapeutic modalities, including monoclonal or bispecific antibodies. Compounds derived from our proprietary Agonist Redirected Checkpoint, or ARC, platform simultaneously inhibit checkpoint molecules and activate costimulatory molecules within a single therapeutic.
Our lead product candidate, SL-172154, is designed to simultaneously inhibit the CD47/SIRPα macrophage checkpoint interaction and activate the CD40 costimulatory receptor to induce an antitumor immune response. Coupling CD40 activation with CD47 inhibition differentiates SL-172154 from all other clinical-stage CD47/SIRPα inhibitors in development, and in our published preclinical studies, SL-172154 resulted in superior antitumor immunity as compared to certain CD47/SIRPα inhibitors. We are pursuing a broad clinical development strategy in both hematologic and solid tumors, with multiple ongoing clinical trials. SL-172154 is in an ongoing Phase 1 clinical trial for the treatment of patients with ovarian cancer. In addition to our clinical trials in solid tumors, we are also evaluating SL-172154 in an ongoing Phase 1 clinical trial for the treatment of patients with certain hematologic malignancies, including acute myeloid leukemia, or AML, and higher-risk myelodysplastic syndromes, or HR-MDS. We believe our clinical development plan will provide both first-in-class and best-in-class development opportunities for SL-172154.
Our second product candidate, SL-279252, is designed to simultaneously inhibit the PD-1/PD-L1 interaction and activate the OX40 costimulatory receptor and is in an ongoing Phase 1 clinical trial in patients with advanced solid tumors.
In November 2021, at the 36th annual meeting of the Society for Immunotherapy of Cancer, or the SITC Meeting, we announced initial clinical data from our ongoing Phase 1 clinical trials for SL-172154 in ovarian cancer and for SL-279252 in advanced solid tumors and lymphoma. We believe that these data generated in human cancer patients have demonstrated that the unique protein engineering and physical properties of the ARC platform have led to a differentiated profile in terms of safety and on-target immune activation as compared to monoclonal or bispecific antibodies.
In addition to our clinical-stage ARC product candidates, we possess a deep pipeline of preclinical immuno-oncology candidates. As an example, SL-9258, an ARC in preclinical development, is designed to inhibit the TIGIT/PVR checkpoint interaction while simultaneously activating HVEM and LTβ costimulatory receptors.
Furthermore, our expertise in dual-sided fusion proteins has led to the development of a second novel platform technology. We call this our gamma delta T cell engager, or GADLEN, platform.

We plan to nominate a third clinical product candidate from our preclinical pipeline in 2022. Longer-term, we are pursuing additional disease areas, including autoimmune diseases, where our dual-sided fusion protein platforms may provide advantages over current treatment modalities.
Overview of Operations
Since our inception in 2016, we have devoted substantially all of our resources to developing and perfecting our intellectual property rights, conducting research and development activities, including undertaking nonclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, manufacturing our product candidates, organizing and staffing our company, business planning, and raising capital. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have funded our operations as of the filing date of this Annual Report on Form 10-K through the net proceeds from our initial public offering of approximately $213.5 million, the sale of redeemable convertible preferred stock for approximately $152.9 million, the issuance of convertible notes for approximately $10.5 million and payments received pursuant to our collaboration agreement with Takeda for approximately $82.0 million.
For the years ended December 31, 2021 and 2020, our net loss was $45.0 million and $36.6 million, respectively. We have not been profitable since inception, and as of December 31, 2021, we had an accumulated deficit of $117.1 million and $268.8 million in cash and cash equivalents and short-term investments. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•continue to advance the nonclinical and clinical development of our clinical-stage product candidates, SL-172154 and SL-279252;
•initiate nonclinical studies and clinical trials for additional product candidates that we may identify in the future;
•manufacture sufficient quantities of bulk drug substance and drug product to support our ongoing and planned nonclinical studies and clinical trials;
•continue our process development efforts for our current and future product candidates;
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
We do not expect to generate significant product revenue unless and until we successfully complete development and obtain regulatory and marketing approval of, and begin to sell, one or more of our product candidates, which we expect will take several years. We expect to spend a significant amount in development and marketing costs prior to such time. We may never succeed in achieving regulatory and marketing approval for our product candidates. We may obtain unexpected results from our nonclinical and clinical trials. We may elect to discontinue, delay, or modify nonclinical and clinical trials of our product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time as we can generate significant product revenue, if ever, we expect to continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates. In addition, we may not be profitable even if we commercialize any of our product candidates.
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

Further, due to public health guidance measures, we have in the past implemented, and may in the future implement, a work-from-home policy for our employees, excluding those necessary to maintain minimum basic operations, which may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. For example, some of our research activities that require our personnel to be in our laboratories may be delayed. We may also experience delays or disruptions to our operations if and when our employees need to take time off work due to illness or other COVID-19-related impacts to our workforce.
Due to the impact of the COVID-19 pandemic and work-from-home policies and other operational limitations mandated by federal, state and local governments as a result of the pandemic, certain of our research and development activities, including the conduct of nonclinical studies, have been delayed and may be further delayed and other aspects of our business, such as the conduct of various corporate functions and the ability of our Board and management to provide oversight and guidance may be adversely impacted until such operational limitations are lifted. The COVID-19 pandemic or local outbreaks associated with the COVID-19 pandemic could result in difficulty manufacturing our product candidates, securing clinical trial site locations, contract research organizations, or CROs; and/or trial monitors and other critical vendors and consultants supporting our clinical trials. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact our ability to enroll patients or to complete all scheduled physician visits for currently enrolled patients. These situations, or others associated with COVID-19 pandemic, could cause delays in our clinical trial plans and could increase expected costs, all of which could have a material adverse effect on our business and its financial condition. At the current time, we are unable to quantify the potential effects of the COVID-19 pandemic on our future operations.
Collaboration Agreement
On August 8, 2017, we entered into a Collaboration Agreement with Millennium Pharmaceuticals, Inc., or Takeda, a wholly owned subsidiary of Takeda Pharmaceutical Company, Ltd., or the Collaboration Agreement. The Collaboration Agreement was mutually terminated pursuant to the termination agreement, or the Termination Agreement, dated November 8, 2021. Under the terms of the Termination Agreement, we are not required to satisfy any remaining performance obligations, we will not make any payments to or receive any future milestone or royalty payments from Takeda, and all options to license and rights of first negotiation held by Takeda under the Collaboration Agreement were terminated. The remaining deferred revenue was recognized as revenue in the fourth quarter of 2021.
Components of our Results of Operation
Collaboration Revenue - Related Party
We have no products approved for commercial sale, and we have not generated any revenue from commercial product sales. Our total revenue to date has been generated solely from our Collaboration Agreement with Takeda, which was terminated in November 2021. We expect that any collaboration revenue we may generate from any future collaboration partners will fluctuate from period to period.
We have received cash of $3.6 million and $14.0 million for the years ended December 31, 2021 and 2020, respectively, from Takeda under the Collaboration Agreement. We have recognized total aggregate revenue of $82.0 million through December 31, 2021 under the Collaboration Agreement.
Operating Expense
Research and Development Expense
Our research and development expenses consist primarily of costs incurred in connection with the discovery and development of our product candidates. These expenses include:
•expenses incurred to conduct our clinical trials and nonclinical studies;
•costs of manufacturing clinical trial and nonclinical study materials, including the costs of raw materials required for manufacturing;
•process development activities to optimize manufacturing processes;
•employee-related expenses, including salaries, benefits, and stock-based compensation;
•fees paid to third parties who assist with research and development activities;
•expenses relating to regulatory activities, including filing fees paid to regulatory agencies;
•laboratory materials and supplies used to support our research activities; and
•allocated expenses for facility-related costs.

The following table summarizes our research and development expenses by product candidate:

	Year ended December 31,
(in thousands)	2021	2020

SL-172154	$15,708	$6,478
SL-279252	10,804	16,362
Other pipeline candidates	14,031	6,210
Internal costs, including personnel related benefits, facilities, and depreciation	16,020	8,433
	$56,563	$37,483
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, including increased demand for clinical trial material. We expect our research and development expenses to increase significantly over the next several years as we conduct additional nonclinical studies and clinical trials, including later-stage clinical trials, for our current and future product candidates and pursue regulatory approval of our product candidates.
The process of conducting the necessary nonclinical and clinical research to obtain regulatory approval is costly and time consuming. The actual probability of success for our product candidates may be affected by a variety of factors including:
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
General and Administrative Expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation, and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property and corporate matters and fees for accounting and tax services.
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
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table sets forth our results of operations for the years ended December 31, 2021 and 2020.

	Year Ended December 31,		Change
(in thousands)	2021	2020	Dollar	Percentage

Collaboration revenue - related party	$30,017	$9,934	$20,083	202.2%
Operating expenses:
Research and development	56,563	37,483	19,080	50.9%
General and administrative	18,723	9,382	9,341	99.6%
Loss from operations	(45,269)	(36,931)	(8,338)	22.6%
Other income (expense):
Interest income	625	549	76	13.8%
Other	(330)	(221)	(109)	49.3%
Net loss	$(44,974)	$(36,603)	$(8,371)	22.9%
Collaboration Revenue - Related Party
Collaboration revenue increased by $20.1 million, or 202.2%, to $30.0 million for the year ended December 31, 2021 from $9.9 million for the year ended December 31, 2020. The Collaboration Agreement with Takeda was mutually terminated pursuant to the Termination Agreement and all remaining deferred revenue under the Collaboration Agreement was recognized in the fourth quarter of 2021. The increase was primarily attributable to the recognition of the remainder of the deferred revenue associated with the Collaboration Agreement.
Research and Development Expense
Research and development expenses increased by $19.1 million, or 50.9%, to $56.6 million for the year ended December 31, 2021 from $37.5 million for the year ended December 31, 2020. The increase was primarily attributable to an increase of $6.4 million in personnel costs as a result of an increase in headcount to expand our manufacturing and clinical development capabilities, an increase of $5.8 million in manufacturing and clinical costs, an increase of $3.1 million in assay development and nonclinical pipeline costs and an increase of $2.0 million in laboratory and facilities related costs. The remaining $1.8 million increase primarily resulted from an increase in depreciation and outside service fees.
General and Administrative Expense
General and administrative expenses increased by $9.3 million, or 99.6%, to $18.7 million for the year ended December 31, 2021 from $9.4 million for the year ended December 31, 2020. The increase was primarily due to a $5.0 million increase in personnel-related costs driven by higher employee headcount needed to support our growing research and development activities, and a $3.3 million increase for costs associated with being a public company.
Interest Income
Interest income increased by $0.1 million to $0.6 million for the year ended December 31, 2021 from $0.5 million for the year ended December 31, 2020.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our preferred stock and common stock, including our initial public offering, or IPO, and through our Collaboration Agreement with Takeda. As of December 31, 2021, we had an accumulated deficit of $117.1 million and $268.8 million of cash and cash equivalents and short-term investments.
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
•the scope, timing, progress, and results of discovery, nonclinical development, laboratory testing, and clinical trials for our product candidates;
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
Until we obtain regulatory approval to market our product candidates, if ever, we cannot generate revenues from sales of our products. Even if we are able to sell our products, we may not generate a sufficient amount of product revenues to finance our cash requirements. Accordingly, it will be necessary for us to seek to raise additional capital through equity offerings and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our development programs or patent portfolios. There can be no assurance that such funding may be available to us on acceptable terms, or at all. The issuance of equity securities may result in dilution to stockholders and the issuance of debt securities may have rights, preferences and privileges senior to those of our common stock and the terms of any such debt securities could impose significant restrictions on our operations. The failure to raise funds as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. Additionally, if additional funding is not secured when required, we may need to delay or curtail our operations until such funding is received, which would have a material and adverse impact on our business prospects and results of operations.
We believe that our cash and cash equivalents and short-term investments as of December 31, 2021 are sufficient to fund projected operations into the second half of 2024.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2021	2020

Net cash used in operating activities	$(57,116)	$(33,659)
Net cash used in investing activities	(10,443)	(146,322)
Net cash provided by financing activities	1,929	330,866
Net (decrease) increase in cash and cash equivalents	$(65,630)	$150,885
Net Cash Used in Operating Activities
During the year ended December 31, 2021, net cash used in operating activities was $57.1 million and primarily reflected our net loss of $45.0 million, offset primarily by noncash charges of $6.8 million in stock-based compensation and depreciation, $3.0 million in net amortization of premium on short-term investments and a $22.0 million net change in our operating assets and liabilities. We expect our operating activities expenses to increase as we continue to conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.

During the year ended December 31, 2020, net cash used in operating activities was $33.7 million and primarily reflected our net loss of $36.6 million, offset primarily by noncash charges of $1.9 million in stock-based compensation and depreciation and a $1.1 million net change in our operating assets and liabilities.
Net Cash Used in Investing Activities
During the year ended December 31, 2021, net cash used in investing activities was $10.4 million of which $204.1 million was used to purchase short-term investments, $201.6 million was received from the sale of short-term investments and $7.9 million was used to purchase property and equipment.
During the year ended December 31, 2020, net cash used in investing activities was $146.3 million of which $183.2 million was used to purchase short-term investments, $37.6 million was received from the sale of short-term investments and $0.7 million was used to purchase property and equipment.
Net Cash Provided by Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $1.9 million and was from the exercise of stock options and ESPP purchases.
During the year ended December 31, 2020, net cash provided by financing activities was $330.9 million and was primarily from the sale of our Series B and B-1 redeemable convertible preferred stock and proceeds from our initial public offering.
Contractual Obligations and Other Commitments
The following table summarizes our contractual obligations and commitments at December 31, 2021:

(in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$1,058	$2,209	$2,245	$1,721	$7,233
Total	$1,058	$2,209	$2,245	$1,721	$7,233
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
We have not included any potential contingent payments upon the achievement by us of specified regulatory and commercial events, as applicable, or patent prosecution or royalty payments we may be required to make under the Heat License Agreement (as defined below). We have excluded these potential payments in the preceding tables because the timing and likelihood of these contingent payments are not currently known and would be difficult to predict or estimate. Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. Our contractual obligations result primarily from obligations for various contract manufacturing organizations, or CMO, and clinical research organizations, or CROs, which include potential payments we may be required to make under its agreements. The contracts also contain variable costs and milestones that are hard to predict. The timing of payments and actual amounts paid under CMO and CRO agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations. Also, those agreements are cancellable upon written notice by us and, therefore, not long-term liabilities.
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
Critical Accounting Policies
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, the accrual for research and development expenses, and the valuation of stock-based awards. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
We recognize collaboration revenue when our customer or collaborator obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for such arrangements, we perform the following five steps:
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
At contract inception, we assess the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services in the arrangement consist of a license to our intellectual property and research, development and manufacturing services. We may provide options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources, and (ii) are separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.
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
We accrue expenses for manufacturing, process development, nonclinical studies and clinical trial activities performed by vendors based upon estimates of the proportion of work completed. We determine the estimates by reviewing contracts, vendor agreements and purchase orders, and through discussions with our internal personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. However, actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.
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
The Black-Scholes option-pricing model requires the use of subjective assumptions that include the expected stock price volatility and, for options granted prior to our IPO, the fair value of the underlying common stock on the date of grant. See Note 9 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the year ended December 31, 2021.
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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Shattuck Labs, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Austin, Texas
March 15, 2022

SHATTUCK LABS, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$92,268	$157,898
Short-term investments	176,536	177,551
Prepaid expenses and other current assets	19,462	10,190
Total current assets	288,266	345,639
Property and equipment, net	9,938	3,000
Other assets	381	349
Total assets	$298,585	$348,988

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,012	$1,754
Accrued expenses	14,574	7,352
Deferred revenue - related party	—	7,728
Total current liabilities	24,586	16,834
Deferred rent	2,213	987
Deferred revenue - related party, net of current portion	—	21,306
Total liabilities	26,799	39,127
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock; $0.0001 par value: 300,000,000 shares authorized, 42,338,898 shares issued and outstanding at December 31, 2021 and 41,779,183 shares issued and 41,767,431 shares outstanding at December 31, 2020	5	5
Additional paid-in capital	389,408	382,012
Accumulated other comprehensive loss	(560)	(63)
Accumulated deficit	(117,067)	(72,093)
Total stockholders’ equity	271,786	309,861
Total liabilities and stockholders’ equity	$298,585	$348,988
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Collaboration revenue - related party	$30,017	$9,934
Operating expenses:
Research and development	56,563	37,483
General and administrative	18,723	9,382
Expense from operations	75,286	46,865
Loss from operations	(45,269)	(36,931)

Other income (expense):
Interest income	625	549
Other	(330)	(221)
Total other income (expense)	295	328
Net loss	$(44,974)	$(36,603)
Unrealized loss on investments	(497)	(117)
Comprehensive loss	$(45,471)	$(36,720)

Net loss per share - basic and diluted	$(1.07)	$(2.36)
Weighted-average shares outstanding - basic and diluted	42,032,384	15,506,067
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,093,019	$49,064	—	$—	—	$—	7,600,877	$1	$887	$54	$(35,490)	$(34,548)
Sales of Series B Redeemable convertible preferred stock, net of issuance costs	—	—	550,571	34,427	—	—	—	—	—	—	—	—
Sales of Series B-1 Redeemable convertible preferred stock, net of issuance costs	—	—	—	—	1,319,964	82,613	—	—	—	—	—	—
Conversion of Series A redeemable convertible preferred stock	(1,093,019)	(49,064)	—	—	—	—	7,487,151	1	49,063	—	—	49,064
Conversion of Series B redeemable convertible preferred stock	—	—	(550,571)	(34,427)	—	—	3,771,363	1	34,426	—	—	34,427
Conversion of Series B-1 redeemable convertible preferred stock	—	—	—	—	(1,319,964)	(82,613)	9,041,739	1	82,612	—	—	82,613
Issuance of common stock upon initial public offering, net of issuance cost	—	—	—	—	—	—	13,664,704	1	213,529	—	—	213,530
Exercise of stock options	—	—	—	—	—	—	181,449	—	229	—	—	229
Vesting of common stock previously subject to vesting requirements	—	—	—	—	—	—	20,148	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,266	—	—	1,266
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(117)	—	(117)
Net loss	—	—	—	—	—	—	—	—	—	—	(36,603)	(36,603)
Balance at December 31, 2020	—	$—	—	$—	—	$—	41,767,431	$5	$382,012	$(63)	$(72,093)	$309,861
Exercise of stock options and ESPP purchases	—	—	—	—	—	—	559,715	—	1,929	—	—	1,929
Vesting of common stock previously subject to vesting requirements	—	—	—	—	—	—	11,752	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,467	—	—	5,467
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(497)	—	(497)
Net loss	—	—	—	—	—	—	—	—	—	—	(44,974)	(44,974)
Balance at December 31, 2021	—	$—	—	$—	—	$—	42,338,898	$5	$389,408	$(560)	$(117,067)	$271,786
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(44,974)	$(36,603)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	5,467	1,266
Depreciation	1,380	618
Net amortization of premium on short-term investments	3,035	1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,272)	(6,835)
Other assets	(32)	(326)
Accounts payable	7,866	(1,751)
Accrued expenses	6,924	3,313
Deferred revenue - related party	(29,034)	6,569
Deferred rent	1,524	89
Net cash used in operating activities	(57,116)	(33,659)

Cash flows from investing activities:
Purchase of property and equipment	(7,926)	(727)
Sale and maturities of short-term investments	201,575	37,595
Purchases of short-term investments	(204,092)	(183,190)
Net cash used in investing activities	(10,443)	(146,322)

Cash flows from financing activities:
Proceeds from the exercises of stock options and ESPP purchases	1,929	229
Proceeds from the initial public offering	—	232,301
Issuance costs of the initial public offering	—	(18,738)
Proceeds from sale of Series B-1 redeemable convertible preferred stock	—	83,000
Issuance costs of Series B-1 redeemable convertible preferred stock	—	(387)
Proceeds from sale of Series B redeemable convertible preferred stock	—	34,620
Issuance costs of Series B redeemable convertible preferred stock	—	(159)
Net cash provided by financing activities	1,929	330,866
Net increase (decrease) in cash and cash equivalents	(65,630)	150,885
Cash and cash equivalents, beginning of period	157,898	7,013
Cash and cash equivalents, end of period	$92,268	$157,898

Supplemental disclosures of non-cash financial activities:
Unrealized loss on short-term investments	$(497)	$(117)
Unpaid amounts related to purchase of property and equipment	$392	$454
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
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $117.1 million as of December 31, 2021. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements, and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and short-term investments of $268.8 million as of December 31, 2021, are sufficient to fund projected operations of the Company for at least the next twelve months.
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
Fair value measurements are classified based on the lowest level of input that is significant to the measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values stated below takes into account the market for its financial assets and liabilities, the associated credit risk and other factors as required. The Company considers active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
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
All of the Company’s revenue is derived from its collaboration agreement with Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), which was mutually terminated pursuant to the termination agreement, dated November 8, 2021.
The Company is highly dependent on one third-party contract manufacturing organization (“CMO”) to supply drug products for its research and development activities of its programs, including clinical trials and non-clinical studies. These programs could be adversely affected by a significant interruption in the supply of such drug products.
The Company is highly dependent on three contract research organizations (“CROs”) and a limited number of third-party service providers to manage and support its clinical trials. These programs could be adversely affected by a significant disruption in services provided by these CROs and third parties.
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $14.6 million held in operating accounts and $77.7 million held in money market funds as of December 31, 2021 and $2.7 million held in operating accounts, $80.2 million held in money market funds and $75.0 million held in government obligations as of December 31, 2020.
Short-Term Investments
Short-term investments consist of highly-rated U.S. Treasury securities with maturities of more than three months but less than one year at the date of purchase. The Company classifies its short-term investments at the time of purchase as available-for-sale securities. Available-for-sale securities are carried at fair value. Credit impairments for available-for-sale debt securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of December 31, 2021, there were no impairments related to credit losses of short-term investments.

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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the years ended December 31, 2021 and 2020.
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
The Company recognizes collaboration revenue in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services when its customer or collaborator obtains control of promised goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the following five steps are performed:
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
At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services in the Company’s arrangements may consist of a license of, or options to license, the Company’s intellectual property and research, development and manufacturing services. The Company may provide options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources and (ii) are separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.
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
Research and Development Costs
Research and development costs are expensed as incurred, and include salaries, stock-based compensation and other personnel-related costs, equipment and supplies, depreciation, nonclinical studies, clinical trials and manufacturing development activities.
A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including CROs and CMOs. The Company accrues for expenses resulting from obligations under agreements with CROs, CMOs and other outside service providers for which payment flows do not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through an evaluation of the progress or stage of completion of the services. In the event advance payments are made to a CRO, CMO or outside service provider, the payments will be recorded as a prepaid asset which will be amortized as the contracted services are performed. As actual costs become known, the Company adjusts its accruals and prepaid assets accordingly. Inputs, such as the services performed, the number of patients enrolled or the study duration, may vary from the Company’s estimates, resulting in adjustments to research and development expense in future periods. The Company makes significant judgements and estimates in determining the accrual and/or prepaid balance in each reporting period and changes in these estimates may result in material changes to the Company’s accruals that could materially affect the Company’s results of operations.

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
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statements and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. Additionally, any changes in income tax laws are immediately recognized in the year of enactment.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2021	2020
Stock options	2,448,676	2,742,022
Unvested restricted stock	—	11,752
	2,448,676	2,753,774
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
Recently Issued Accounting Pronouncements (not yet adopted)
In February 2016, the FASB issued ASU No. 2016-02, Leases which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The FASB deferred the effective date of this ASU until the annual periods beginning after December 15, 2021. The Company expects that the most significant effects of adopting this standard will primarily relate to (a) the recognition of right of use assets and lease liabilities on the balance sheet in relation to its existing operating lease agreements in Austin, Texas and Durham, North Carolina; and (b) providing significant new disclosures about leasing activities. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.
3. Short-Term Investments
The following table represents the Company’s available for sale short-term investments by major security type (amounts in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Short-term investments:
U.S. government securities	$177,096	$(560)	$176,536
Total short-term investments	$177,096	$(560)	$176,536

	December 31, 2020
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Short-term investments:
U.S. government securities	$177,614	$(63)	$177,551
Total short-term investments	$177,614	$(63)	$177,551
The Company’s short-term investment instruments and cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities have an average maturity of 0.43 years as of December 31, 2021.
4. Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2021	2020
Lab equipment	$5,823	$2,790
Leasehold improvements	3,709	1,073
Construction in progress	2,521	355
Furniture and fixtures	459	157
Office equipment	206	105
	12,718	4,480
Accumulated depreciation and amortization	(2,780)	(1,480)
Property and equipment, net	$9,938	$3,000
Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $1.4 million and $0.6 million, respectively.
5. Accrued Expenses
Accrued expenses consisted of the following (amounts in thousands):

	December 31,
	2021	2020
Research and development contract costs	$10,253	$5,382
Compensation and related benefits	3,320	1,551
Other	1,001	419
Total accrued expenses	$14,574	$7,352
6. Commitments and Contingencies
Operating Leases
As of December 31, 2021, future minimum payments, by year and in aggregate, under non-cancelable operating leases consist of the following (amounts in thousands):

2022	$1,058
2023	1,089
2024	1,120
2025	1,152
2026	1,093
Thereafter	1,721
Total minimum lease payments	$7,233
The Company recognized rent expense of $0.7 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.
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
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. On January 31, 2022 and February 11, 2022, putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York against us and certain of the Company’s officers and directors. In each complaint, the plaintiff cites the volatility in the Company’s common stock and alleges that the defendants made or are responsible for false or misleading statements regarding the Company’s collaboration agreement with Takeda. The plaintiffs in both lawsuits seek a ruling that the case may proceed as a class action, and seeks unspecified damages and attorneys’ fees, expert fees and costs. The Company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits.
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
The Company’s Series A, Series B and Series B-1 redeemable convertible preferred stock converted into common stock upon the completion of the Company’s IPO in 2020 and the rights, preferences, and terms are no longer applicable.
8. Collaboration Agreement - Related Party
The Company recognized revenue for the allocated up-front payments using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company used actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. In August 2017, the Company entered into a Collaboration Agreement with Takeda related to the development of certain ARC molecules, as amended in April 2018, October 2018 and March 2020 (the “Collaboration Agreement”). The Collaboration Agreement was mutually terminated pursuant to a termination agreement dated November 8, 2021 (the “Termination Agreement”). Under the terms of the Termination Agreement, the Company is not required to satisfy any remaining performance obligations, the Company will not make any payments to or receive any future milestone or royalty payments from Takeda, and all options to license and rights of first negotiation held by Takeda under the Collaboration Agreement were terminated. The remaining deferred revenue was recognized as revenue in the fourth quarter of 2021. The Company received cash of $3.6 million and $14.0 million in the years ended December 31, 2021 and 2020, respectively, and recognized total revenue of $82.0 million through December 31, 2021 under the Collaboration Agreement.
9. Stock-Based Compensation
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding common shares on December 31st of the preceding calendar year. The Board of Directors may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. As of December 31, 2021, there were 3,912,408 shares available for future grants under the 2020 Plan and on January 1, 2022, the share reserve automatically increased by 1,693,555 shares. The 2020 Plan permits the granting of options and restricted stock. The terms of the agreements under the 2020 Plan are determined by the Company’s Board of Directors. The Company’s awards vest based on the terms in the agreements and generally vest over four years and have a term of 10 years.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (“2020 ESPP”) became effective in connection with the Company’s IPO. A total of 395,795 shares of common stock were reserved for issuance under the 2020 ESPP. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. As of December 31, 2021 there were 393,689 shares available for future purchases and on January 1, 2022, the share reserve automatically increased by 423,388 shares. Under the 2020 ESPP, the Company issued 2,106 shares of common stock for aggregate cash proceeds of $0.1 million during the year ended December 31, 2021. There were no shares of common stock issued during the year ended December 31, 2020.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying audited statements of operations and comprehensive loss (amounts in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$2,200	$531
General and administrative	3,267	735
Total stock-based compensation	$5,467	$1,266

The following table summarizes option activity under the 2020 Plan and the 2016 Stock Incentive Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at January 1, 2021	2,742,022	$7.95	8.82
Granted	325,671	23.60
Exercised	(557,609)	3.40
Forfeited	(61,408)	12.13
Balance at December 31, 2021	2,448,676	$10.96	8.08
Vested and expected to vest	2,418,923	$10.88	8.07
Exercisable at the end of the period	1,259,440	$6.44	7.55
Options granted during the years ended December 31, 2021 and 2020 had weighted-average grant-date fair values of $16.38 and $8.93 per share, respectively. As of December 31, 2021, the unrecognized compensation cost was $11.4 million and will be recognized over an estimated weighted-average amortization period of 2.48 years. The aggregate intrinsic value of options exercised as of December 31, 2021 and 2020 was $10.8 million and $49.7 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2021 was $5.9 million.
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
•Prior to the Company’s IPO, its Board periodically estimated the fair value of the Company’s common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm. Subsequent to the Company’s IPO, options are issued with a strike price no less than the market price on date of grant.
The grant-date fair value of options granted under the Company’s 2020 Plan were estimated throughout the year using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Expected term - years	6.08	5.94
Expected volatility	81.4%	75.3%
Risk-free interest rate	1.1%	0.5%
Expected dividends	—	—
The restricted shares are considered the issuance of share-based payments as opposed to the sale of stock and as such, the Company has recognized compensation expense for these awards based on the fair value of the award on the date of grant.

The following table summarizes the activity relating to these shares:

Awards
Outstanding at December 31, 2020	11,752
Vested	(11,752)
Outstanding at December 31, 2021	—
The grant-date fair value of shares issued under the Company’s 2020 ESPP were estimated throughout the year using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020
Expected term - years	0.50	0.00
Expected volatility	81.3%	—%
Risk-free interest rate	0.9%	—%
Expected dividends	—	—
10. Income Taxes
The Company recorded no federal provision for income taxes as of December 31, 2021 and 2020 due to reported net losses since inception. The difference between the Company’s provision for income taxes and the amounts computed by applying the statutory federal income tax rate to income before income taxes is as follows for the years ended December 31, 2021 and 2020 (amounts in thousands):

	Year Ended December 31,
	2021	2020
Income tax benefit computed at federal statutory tax rate	$(9,445)	$(7,687)
Change in valuation allowance	13,045	8,717
Return to provision adjustments	—	(745)
General business credits	(3,108)	(1,114)
Other permanent differences	—	119
Stock compensation	(1,923)	—
Section 162(m) limitation	809	—
Change in uncertain tax position	622	223
Other	—	487
Income tax benefit	$—	$—

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (amounts in thousands):

	December 31,
	2021	2020
Deferred tax asset:
Net operating loss carryforwards	$20,460	$9,891
Accrued expenses and other	3,520	1,345
Stock compensation	779	182
Credit carryforwards	6,194	3,708
Deferred revenue	—	2,631
Capital loss carryforwards	484	27
Gross deferred tax asset	31,437	17,784
Less valuation allowance	(30,331)	(17,285)
Net deferred tax asset	1,106	499
Deferred tax liability:
Depreciation and amortization	(578)	(121)
Prepaid expenses	(528)	(378)
Total deferred tax liability	(1,106)	(499)
Total net deferred tax asset	$—	$—
The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by $13.0 million and $8.7 million during the years ended December 31, 2021 and 2020, respectively, primarily due to continuing loss from operations, general business credit carryforwards, and accrued expenses.
As of December 31, 2021 and 2020, the Company had gross U.S. net operating loss (“NOL”) carryforwards of $97.4 million and $47.1 million, respectively. Additionally, as of December 31, 2021 and 2020, the Company had capital loss carryforwards of $2.3 million and $0.1 million, respectively. As of December 31, 2021 and 2020, the Company had gross state NOL carryforwards of $0.2 million and $0.2 million, respectively. As of December 31, 2021 and 2020, the Company had gross U.S. tax credit carryforwards of $7.6 million and $4.5 million, respectively. The NOL, capital loss, and tax credit carryforwards will begin to expire in 2036, if not utilized. The NOL, capital loss, and credit carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the net operating loss or credit carryforwards are utilized.
Section 382 of the Internal Revenue Code limits the utilization of U.S. NOLs following a change of control. After the 2019 financial statements were filed, the Company completed a Section 382 study from formation through October 14, 2020. Although an ownership change occurred during 2020, no deferred tax assets were impacted by the limitation.
A reconciliation of our liability for unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020
Balance, beginning of the year	$783	$560
Increase for tax positions related to the current year	449	223
Increase for tax positions related to prior years	172	—
Balance, end of year	$1,404	$783
All of the Company’s gross unrecognized tax benefits, if recognized, would affect its effective tax rate. The Company does not expect unrecognized tax benefits to decrease within the next twelve months due to the lapse of statute limitations. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2021, the Company has not accrued any interest or penalties related to unrecognized tax benefits.
The Company files income tax returns in the U.S. and state jurisdictions. The Company is subject to examination by taxing authorities in its significant jurisdictions for the 2018, 2019, and 2020 tax years. There are currently no federal or state income tax audits in progress.

11. Related Party
As of December 31, 2020, Takeda held an approximate 5.0% ownership interest in the Company’s outstanding shares. Considering the resignation of the Takeda director and percent ownership of the Company’s common stock as of December 31, 2020, the Company no longer considers Takeda a related party.
12. Subsequent Events
None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Attestation Report of Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm. For as long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, including under the heading “Directors, Executive Officers, and Corporate Governance.”
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on our website located at ir.shattucklabs.com, under “Governance.” We intend to disclose on our website any amendments to, or waivers from, the code of business conduct and ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K within four business days following the date of the amendment or waiver.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, including under the headings “Executive Compensation” and “Directors, Executive Officers and Corporate Governance.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, including under the headings “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Party Transactions.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, including under the heading “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm.” Our independent registered public accounting firm is KPMG LLP, Austin, TX PCAOB ID:185.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(a) Financial Statements.
See Index to Consolidated Financial Statements at Part II, Item 8 “Financial Statements – Audited Financial Statements.”
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

4.3	Description of Securities (incorporated by reference from Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on March 16, 2021).

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

10.6+
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

10.8+
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

10.10+
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

10.12+
Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Andrew R. Neill (incorporated by reference from Exhibit 10.12 of Shattuck’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.13+
Employment Agreement, dated December 9, 2019, by and between Shattuck Labs, Inc. and Casi DeYoung (incorporated by reference from Exhibit 10.13 of Shattuck’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.14+
Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Casi DeYoung (incorporated by reference from Exhibit 10.14 of Shattuck’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.15+
2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.9 of the Company’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 8, 2020 (Commission File No. 333-248918)).

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

10.21	Lease Agreement, dated January 8, 2021, between Shattuck Labs, Inc. and International Bank of Commerce, Laredo, Texas.

10.22†
Master Services Agreement, dated March 31, 2017, between Shattuck Labs, Inc. and KBI Biopharma, Inc. (incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.23†	Takeda Termination Agreement (incorporated by reference from Exhibit 10.1 of Shattuck’s Quarterly Report on Form 10-Q filed on November 9, 2022 (Commission File No. 001-39593))

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March 2022.

Shattuck Labs, Inc.

Date: March 15, 2022	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber
Chief Executive Officer
(principal executive officer)

Date: March 15, 2022	By:	/s/ Andrew R. Neill
Andrew R. Neill
Chief Financial Officer
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates set forth opposite their names.

Signature	Title	Date

/s/ Dr. Taylor Schreiber	Chief Executive Officer and Director	March 15, 2022
Dr. Taylor Schreiber	(principal executive officer)

/s/ Andrew R. Neill	Chief Financial Officer	March 15, 2022
Andrew R. Neill	(principal financial and accounting officer)

/s/ Dr. George Golumbeski	Chairman of the Board	March 15, 2022
Dr. George Golumbeski

/s/ Helen M. Boudreau	Director	March 15, 2022
Helen M. Boudreau

/s/ Dr. Neil Gibson	Director	March 15, 2022
Dr. Neil Gibson

/s/ Dr. Carrie Brownstein	Director	March 15, 2022
Dr. Carrie Brownstein

/s/ Michael Lee	Director	March 15, 2022
Michael Lee

/s/ Tyler Brous	Director	March 15, 2022
Tyler Brous