Form 10-Q
period 2022-03-31
Shattuck Labs, Inc.
filed 2022-05-12
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2022, the registrant had 42,379,281 shares of common stock, $0.0001 par value per share, outstanding.

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
There are a number of risks, uncertainties and other factors that could cause our actual results to differ materially from the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors include, among others, the following:
•the timing of the initiation, progress and expected results of our nonclinical studies, our clinical trials and our research and development programs;
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
•the scope of protection we are able to establish and maintain for intellectual property rights covering our technology platforms, including our ARC® and GADLEN™ product candidates and other product candidates, and the defense of such intellectual property rights;
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
•our estimates regarding expenses, capital requirements and needs for additional financing, and our ability to obtain additional capital;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SHATTUCK LABS, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,743	$92,268
Investments	188,482	176,536
Prepaid expenses and other current assets	15,763	19,462
Total current assets	254,988	288,266
Property and equipment, net	12,274	9,938
Other assets	3,228	381
Total assets	$270,490	$298,585

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,593	$10,012
Accrued expenses and other current liabilities	14,221	14,574
Total current liabilities	16,814	24,586
Non-current operating lease liabilities	4,738	—
Deferred rent	—	2,213
Total liabilities	21,552	26,799
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 42,378,514 shares issued and outstanding at March 31, 2022 and 42,338,898 shares issued and outstanding at December 31, 2021	5	5
Additional paid-in capital	391,055	389,408
Accumulated other comprehensive loss	(527)	(560)
Accumulated deficit	(141,595)	(117,067)
Total stockholders’ equity	248,938	271,786
Total liabilities and stockholders’ equity	$270,490	$298,585
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue - related party	$—	$2,270
Operating expenses:
Research and development	19,187	10,337
General and administrative	4,979	4,356
Expense from operations	24,166	14,693
Loss from operations	(24,166)	(12,423)

Other income (expense):
Other	(362)	610
Net loss	$(24,528)	$(11,813)
Unrealized gain (loss) on investments	33	(597)
Comprehensive loss	$(24,495)	$(12,410)

Net loss per share – basic and diluted	$(0.58)	$(0.28)
Weighted-average shares outstanding – basic and diluted	42,357,625	41,774,111
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	42,338,898	$5	$389,408	$(560)	$(117,067)	$271,786
Exercise of stock options and purchases pursuant to employee stock purchase plan	39,616	—	134	—	—	134
Stock-based compensation expense	—	—	1,513	—	—	1,513
Unrealized gain on investments	—	—	—	33	—	33
Net loss	—	—	—	—	(24,528)	(24,528)
Balance at March 31, 2022	42,378,514	$5	$391,055	$(527)	$(141,595)	$248,938

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	41,767,431	$5	$382,012	$(63)	$(72,093)	$309,861
Exercise of stock options	13,543	—	31	—	—	31
Vesting of common stock previously subject to vesting requirements	5,037	—	—	—	—	—
Stock-based compensation expense	—	—	1,180	—	—	1,180
Unrealized loss on investments	—	—	—	(597)	—	(597)
Net loss	—	—	—	—	(11,813)	(11,813)
Balance at March 31, 2021	41,786,011	$5	$383,223	$(660)	$(83,906)	$298,662

See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(24,528)	$(11,813)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	1,513	1,180
Net amortization of premium on investments	981	—
Depreciation	472	228
Non-cash operating lease expense	65	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,699	289
Other assets	25	(13)
Accounts payable	(7,738)	1,241
Accrued expenses and other current liabilities	(601)	(2,102)
Non-current operating lease liabilities	(165)	—
Deferred rent	—	1,210
Deferred revenue - related party	—	(1,288)
Net cash used in operating activities	(26,277)	(11,068)

Cash flows from investing activities:
Purchase of property and equipment	(2,488)	(2,638)
Net change in investments	(12,894)	(59,489)
Net cash used in investing activities	(15,382)	(62,127)

Cash flows from financing activities:
Proceeds from the exercise of stock options and purchases pursuant to employee stock purchase plan	134	31
Net cash provided by financing activities	134	31
Net decrease in cash and cash equivalents	(41,525)	(73,164)
Cash and cash equivalents, beginning of period	92,268	157,898
Cash and cash equivalents, end of period	$50,743	$84,734

Supplemental disclosures of non-cash financial activities:
Operating lease liabilities recognized for operating right-of-use assets	$5,447	$—
Operating right-of-use assets exchanged for operating lease liabilities	$2,945	$—
Unpaid amounts related to purchases of property and equipment	$319	$—
Unrealized gain (loss) on investments	$33	$(597)

See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS
1. Organization and Description of Business
Shattuck Labs, Inc. (the “Company”) was incorporated in 2016 in the State of Delaware and is a clinical-stage biopharmaceutical company developing dual-sided fusion proteins, including its Agonist Redirected Checkpoint (“ARC®”) and gamma delta T cell engager (“GADLEN™”) platforms, as novel classes of biologic medicines capable of multifunctional activity with potential applications in oncology and inflammatory diseases. Using its proprietary technology, the Company is building a pipeline of therapeutics, initially focused on the treatment of solid tumors and hematologic malignancies. The Company has two clinical-stage product candidates, SL-172154 and SL-279252, and has several compounds in preclinical development.
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $141.6 million as of March 31, 2022. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and investments of $239.2 million as of March 31, 2022 are sufficient to fund projected operations of the Company for at least the next twelve months.
COVID-19 Pandemic
The COVID-19 pandemic has had, and is expected to continue to have, a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates and conducts its business and in which the Company’s partners operate and conduct their business. The Company and its third-party vendors and consultants have experienced disruptions to their businesses as a result of the COVID-19 pandemic. Specifically, the outbreak has caused disruptions in its ability to manufacture clinical trial materials, including the acquisition of raw materials needed for such manufacturing, enrollment and treatment of patients in clinical trials, and slowdowns and shutdowns of the laboratories and other service providers that are being relied upon in the development of the Company’s product candidates.
The extent to which the COVID-19 pandemic or any other health epidemic may impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to mitigate its impact, among others. Accordingly, the COVID-19 pandemic could have a material and adverse effect on the Company’s business, results of operations and financial condition.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Unaudited Interim Financial Statements
In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. Operating results for interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The interim financial statements presented herein do not contain all required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Management believes that the carrying amounts of the Company’s financial instruments, including investments and accounts payable, approximate fair value due to the short-term nature of those instruments.
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and investments. The Company maintains its cash and cash equivalents at two accredited financial institutions in amounts that exceed federally-insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company invests in only highly rated debt securities that management believes protects the Company from risk of default and impairment of value.
All of the Company’s revenue was derived from its collaboration agreement with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), which was mutually terminated pursuant to a termination agreement, dated November 8, 2021.
The Company is highly dependent on two third-party contract manufacturing organizations (“CMO”) to supply drug products for its research and development activities of its programs, including clinical trials and non-clinical studies. These programs could be adversely affected by a significant interruption in the supply of such drug products.
The Company is highly dependent on three contract research organizations (“CROs”) and a limited number of third-party service providers to manage and support its clinical trials. These programs could be adversely affected by a significant disruption in services provided by these CROs and third parties.

Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $2.4 million held in operating accounts and $48.3 million held in money market funds as of March 31, 2022, and $14.6 million held in operating accounts and $77.7 million held in money market funds as of December 31, 2021.
Investments
The Company's investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year until maturity. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of March 31, 2022, there were no impairments related to credit losses of investments.
Deferred Offering Costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded against gross proceeds.
Leases
The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The classification of the Company's leases as operating or finance leases, along with the initial measurement and recognition of the associated ROU assets and lease liabilities, are performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company's operating leases is recognized on a straight-line basis over the lease term. The Company has elected to not apply the recognition requirement of ASC Topic 842, Leases (“Topic 842”) to leases with a term of 12 months or less for all classes of assets.
Revenue Recognition
Collaboration revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Arrangements with collaborators may include licenses to intellectual property, research and development services, manufacturing services for clinical and commercial supply and participation on joint steering committees. The Company evaluates the promised goods or services in the contract to determine which promises, or group of promises, represent performance obligations. In contemplation of whether a promised good or service meets the criteria required of a performance obligation, the Company considers the stage of development of the underlying intellectual property, the capabilities and expertise of the customer relative to the underlying intellectual property and whether the promised goods or services are integral to or dependent on other promises in the contract. When accounting for an arrangement that contains multiple performance obligations, the Company must develop judgmental assumptions, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success, to determine the stand-alone selling price for each performance obligation identified in the contract.
Upon the amendment of an existing agreement, the Company evaluates whether the amendment represents a modification to an existing contract that would be recorded through a cumulative catch-up to revenue, or a separate contract. If it is determined that it is a separate contract, the Company will evaluate the necessary revenue recognition through the five-step process described below.
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
A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including CROs and CMOs. The Company accrues for expenses resulting from obligations under agreements with CROs, CMOs and other outside service providers for which payment flows do not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through an evaluation of the progress or stage of completion of the services. In the event advance payments are made to a CRO, CMO or outside service provider, the payments will be recorded as a prepaid asset, which will be amortized as the contracted services are performed. As actual costs become known, the Company adjusts its accruals and prepaid assets accordingly. Inputs, such as the services performed, the number of patients enrolled or the study duration, may vary from the Company’s estimates, resulting in adjustments to research and development expense in future periods. The Company makes significant judgements and estimates in determining the accrual and/or prepaid balance in each reporting period and changes in these estimates may result in material changes to the Company’s accruals that could materially affect the Company’s results of operations.
Net Loss Per Share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock or convertible notes (if any), stock options and unvested shares of restricted stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding in the three months ended March 31, 2022 and 2021, as they would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	3,460,911	2,723,617
Unvested restricted stock	313,390	6,715
	3,774,301	2,730,332
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of the net loss and unrealized gains and losses on investments.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Topic 842 which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The FASB deferred the effective date of this ASU until the annual periods beginning after December 15, 2021. The Company adopted this pronouncement effective January 1, 2022. See Note 5 to our financial statements found elsewhere in this Quarterly Report on Form 10-Q for the impact on the financial statements. No prior period amounts were adjusted and such prior period amounts continue to be reported in accordance with previous lease guidance, ASC Topic 840, Leases (“Topic 840”). The Company elected to use all of the available practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2022.

The following table summarizes the impact of the adoption of Topic 842 on the accompanying balance sheet as of January 1, 2022 (in thousands):

	December 31, 2021	Effect of the Adoption of Topic 842	January 1, 2022
Other assets (1)	$381	$2,945	$3,326

Lease Liabilities:
Accrued expenses and other current liabilities (2)	$14,574	$255	$14,829
Non-current operating lease liabilities	$—	$4,903	$4,903
Deferred Rent (3)	$2,213	$(2,213)	$—

(1)	Operating lease right-of-use assets are classified within other assets.
(2)	Current operating lease liabilities are classified within accrued expenses and other current liabilities. Current deferred rent was classified within accrued expenses as of December 31, 2021.
(3)	Non-current deferred rent was classified within deferred rent as of December 31, 2021.
3. Investments
The following table represents the Company’s available for sale investments by major security type (amounts in thousands):

	March 31, 2022
	Less Than 12 Months			12 months or Longer			Total
	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value
Investments
U.S. government securities	$162,215	$(482)	$161,733	$26,794	$(45)	$26,749	$189,009	$(527)	$188,482
Total Investments	$162,215	$(482)	$161,733	$26,794	$(45)	$26,749	$189,009	$(527)	$188,482

	December 31, 2021
	Less Than 12 Months			12 months or Longer			Total
	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value
Investments
U.S. government securities	$177,096	$(560)	$176,536	$—	$—	$—	$177,096	$(560)	$176,536
Total Investments	$177,096	$(560)	$176,536	$—	$—	$—	$177,096	$(560)	$176,536

The Company’s investment instruments and cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities have an average maturity of 0.63 years as of March 31, 2022.

4. Accrued Expenses
Accrued expenses consisted of the following (amounts in thousands):

	March 31, 2022	December 31, 2021
Research and development contract costs	$11,845	$10,253
Compensation and related benefits	1,454	3,320
Other	922	1,001
Total accrued expenses	$14,221	$14,574
5. Commitments and Contingencies
Operating Leases
The Company leases certain office space, laboratory facilities, and equipment. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it has operating leases.
The following table summarizes the Company’s recognition of its operating leases (in thousands):

Balance Sheet Classification	March 31, 2022
Other assets	$2,871

Accrued expenses and other current liabilities	$607
Non-current operating lease liabilities	4,738
Total liabilities	$5,345
The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

March 31, 2022
Lease term (years)	6.2
Discount rate	8.63%
For the three months ended March 31, 2022 and 2021, the Company incurred $0.2 million and $0.1 million of rent expense, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2022 was $0.2 million and was included in net cash used in operating activities in the statement of cash flows.

The maturities of the Company’s operating lease liabilities as of March 31, 2022 were as follows (in thousands):

March 31, 2022
2022 (excluding the three months ended March 31, 2022)	$769
2023	1,089
2024	1,120
2025	1,152
2026	1,093
Thereafter	1,722
Total lease payments	$6,945
Less:
Imputed interest	(1,600)
Total	$5,345
As of December 31, 2021, future annual minimum lease payments, as defined under the previous lease accounting guidance of Topic 840, due under non-cancelable operating leases at December 31 of each year are as follows (in thousands):

December 31, 2021
2022	$986
2023	1,089
2024	1,120
2025	1,152
2026	1,093
Thereafter	1,722
Total minimum lease payments	$7,162
Heat License Agreement
In connection with a license agreement with Heat Biologics Inc. (“Heat”), the Company is required to make payments of up to $20.6 million in aggregate for the achievement of specified development, regulatory and commercial sales milestones for certain licensed products. The Company is required to pay Heat a percentage of upfront fees or other non-royalty payments not tied to milestone events that it receives in connection with certain sublicenses of the licensed patents. The Company is also required to pay Heat a royalty on all of its worldwide net sales, those of its affiliates, and sublicenses of certain licensed patents in the low single digits. The Company has not recorded a liability for the aforementioned payments given the achievement of specified development, regulatory and commercial sales milestones for certain licensed products is not probable as of the balance sheet date.
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
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which the Company cannot reasonably predict future payment. The Company’s contractual obligations result primarily from obligations for various CMOs and CROs, which include potential payments that may be required under its agreements. The contracts also contain variable costs and milestones that are hard to predict, as they are based on such things as patients enrolled and clinical trial sites. The timing of payments and actual amounts paid under CMO and CRO agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations. Such agreements are cancellable upon written notice by the Company and, therefore, are not long-term liabilities.
6. Stock-Based Compensation
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding common shares on December 31st of the preceding calendar year. The Board of Directors (the “Board”) may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. On January 1, 2022, the share reserve automatically increased by 1,693,555 shares. As of March 31, 2022, there were 4,245,949 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock, and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. In January 2022, the Company granted 178,150 awards that vest based on the Company achieving a closing share price of equal to or greater than $18.00 for thirty consecutive trading days on or before the fourth anniversary of the grant date,
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (“2020 ESPP”) became effective in connection with the Company’s initial public offering (“IPO”). A total of 395,795 shares of common stock were reserved for issuance under the 2020 ESPP. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year for ten years commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2022, the share reserve increased by 423,388 shares. The Company issued 5,227 shares of common stock for aggregate cash proceeds of $0.1 million during the three months ended March 31, 2022. There were no shares of common stock issued during the three months ended March 31, 2021.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$827	$414
General and administrative	686	766
Total stock-based compensation	$1,513	$1,180

The following table summarizes option activity under the 2020 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance at January 1, 2022	2,448,676	$10.96	8.08
Granted	1,078,284	7.30
Exercised	(34,389)	3.26
Forfeited	(31,660)	16.46
Balance at March 31, 2022	3,460,911	$9.70	8.46
Vested and expected to vest March 31, 2022	3,396,256	$9.67	8.44
Exercisable at the end of the period	1,344,583	$6.72	7.39
Options granted during the three months ended March 31, 2022 had a weighted-average grant-date fair value of $5.13. As of March 31, 2022, unrecognized compensation cost for options issued was $15.4 million, and will be recognized over an estimated weighted-average amortization period of 2.9 years. The aggregate intrinsic value of options exercised as of March 31, 2022 and 2021 was $4.1 million and $28.1 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2022 was $1.3 million.
Restricted Stock Units
The Company granted 318,153 RSUs during the three months ended March 31, 2022 to certain employees. There were no RSUs granted for the year ended December 31, 2021. The Company recognized $0.1 million of stock-based compensation as of March 31, 2022. The fair values of RSUs are based on the fair value of the Company's common stock on the date of the grant.
The following table summarizes employee RSU activity for the three months ended March 31, 2022:

	Awards	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2021	—	$—
Granted	318,153	7.43
Vested	—	—
Forfeited	(4,763)	7.43
Balance at March 31, 2022	313,390	$7.43
Fair Value of Stock Options and Shares Issued
The Company accounts for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options and restricted stock awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options that only have service or performance conditions. The Company uses the Monte Carlo pricing model to estimate the fair value of options that have market-based conditions. The inputs to both pricing models require a number of management estimates such as the expected term, volatility, risk-free interest rate and dividend yield. The fair value of stock options was determined using the methods and assumptions discussed below.
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
•The expected dividend yield is 0% because the Company has not historically paid, and does not expect, for the foreseeable future, to pay dividends on its common stock.
•Prior to the Company’s IPO, the Board periodically estimated the fair value of the Company’s common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm. Subsequent to the Company’s IPO, options are issued with a strike price no less than the market price on date of grant.
The grant-date fair value of options granted under the Company’s 2020 Plan were estimated throughout the year using the following weighted-average assumptions:

2020 Plan
Expected term - years	6.08
Expected volatility	81.9%
Risk-free interest rate	1.6%
Expected dividends	—
The grant-date fair value of shares issued under the Company’s 2020 ESPP were estimated throughout the year using the Black-Scholes option-pricing model using the following weighted-average assumptions:

2020 ESPP
Expected term - years	0.49
Expected volatility	81.8%
Risk-free interest rate	2.0%
Expected dividends	—
7. Collaboration Agreement - Related Party
The Company recognized revenue for the allocated up-front payments using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company used actual costs incurred relative to budgeted costs expected to be incurred for the combined performance obligation. In August 2017, the Company entered into a Collaboration Agreement with Takeda related to the development of certain ARC® molecules, as amended in April 2018, October 2018 and March 2020 (the “Collaboration Agreement”). The Collaboration Agreement was mutually terminated pursuant to a termination agreement dated November 8, 2021 (the “Termination Agreement”). The remaining deferred revenue was recognized as revenue in the fourth quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes appearing in this Quarterly Report on Form 10-Q, as well as the audited financial statements, notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K. You should carefully read the “Cautionary Note About Forward-Looking Statements” of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.

Overview
We are an innovative clinical-stage biotechnology company pioneering the development of dual-sided fusion proteins as an entirely new class of biologic medicine. We have created a novel approach to immune modulation by designing biologics with structural characteristics that may not be achievable by existing therapeutic modalities, including monoclonal or bispecific antibodies. Compounds derived from our proprietary Agonist Redirected Checkpoint, or ARC®, platform simultaneously inhibit checkpoint molecules and activate costimulatory molecules within a single therapeutic.
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
In addition to our clinical-stage ARC product candidates, we possess a deep pipeline of preclinical immuno-oncology candidates. As an example, SL-9258, an ARC compound in preclinical development, is designed to inhibit the TIGIT/PVR checkpoint interaction while simultaneously activating HVEM and LTβ costimulatory receptors.
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
Overview of Operations
Since our inception in 2016, we have devoted substantially all of our resources to developing and perfecting our intellectual property rights, conducting research and development activities, including undertaking nonclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, manufacturing our product candidates, organizing and staffing our company, business planning and raising capital. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have funded our operations as of the filing date of this Quarterly Report on Form 10-Q through the net proceeds from our initial public offering of approximately $213.5 million, the sale of redeemable convertible preferred stock for approximately $152.9 million, the issuance of convertible notes for approximately $10.5 million and payments received pursuant to our collaboration agreement with Takeda for approximately $82.0 million.
For the three months ended March 31, 2022 and 2021, our net loss was $24.5 million and $11.8 million, respectively. We have not been profitable since inception, and as of March 31, 2022, we had an accumulated deficit of $141.6 million and $239.2 million in cash and cash equivalents and investments. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
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
COVID-19 Pandemic
As a result of the COVID-19 pandemic, we have experienced, and expect to continue to experience, delays in our SL-172154 and SL-279252 clinical trials. Our manufacturing operations have been impacted, including delays with certain third-party manufacturers and difficulties in obtaining raw materials needed to manufacture material for our clinical trials. Additionally, we have experienced, and expect to continue to experience, delays in enrolling patients, missed treatments for enrolled patients, and performance delays from certain third-party vendors supporting the SL-172154 and SL-279252 clinical trials, although the significance of any future delays is difficult to predict.
Certain of our research and development activities, including the conduct of nonclinical studies, have been delayed and may be further delayed due to the impact of the COVID-19 pandemic. The COVID-19 pandemic or local outbreaks associated with the COVID-19 pandemic could result in difficulty manufacturing our product candidates, securing clinical trial site locations, contract research organizations, or CROs, and/or trial monitors and other critical vendors and consultants supporting our clinical trials. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact our ability to enroll patients or to complete all scheduled physician visits for currently enrolled patients. These situations, or others associated with COVID-19 pandemic, could cause delays in our clinical trial plans and could increase expected costs, all of which could have a material and adverse effect on our business and its financial condition. At the current time, we are unable to quantify the potential effects of the COVID-19 pandemic on our future operations.

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
The following table summarizes our research and development expenses by product candidate:

	Three Months Ended March 31,
(in thousands)	2022	2021
	(unaudited)
SL-172154	$8,182	$1,962
SL-279252	732	2,937
Other pipeline candidates	4,548	2,011
Internal costs, including personnel related benefits, facilities and depreciation	5,725	3,427
	$19,187	$10,337
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
General and Administrative Expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, business development and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation, and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property and corporate matters and fees for accounting and tax services.
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
Other Income
Other income consists of interest earned on our cash, cash equivalents and investments, which consists of amounts held in a money market fund and at various times in government and corporate obligations as well as investment fees and realized gain or losses on investments (if any).
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

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	Dollar	Percentage
	(unaudited)
Collaboration revenue - related party	$—	$2,270	$(2,270)	(100.0)%
Operating expenses:
Research and development	19,187	10,337	8,850	85.6%
General and administrative	4,979	4,356	623	14.3%
Loss from operations	(24,166)	(12,423)	(11,743)	94.5%
Other income (expense):
Other	(362)	610	(972)	(159.3)%
Net loss	$(24,528)	$(11,813)	$(12,715)	107.6%
Collaboration Revenue - Related Party
Collaboration revenue decreased by $2.3 million, or (100.0)%, to $0.0 million for the three months ended March 31, 2022 from $2.3 million for the three months ended March 31, 2021. We ceased work with Takeda under the Collaboration Agreement, which was mutually terminated in the fourth quarter of 2021.
Research and Development Expense
Research and development expenses increased by $8.9 million, or 85.6%, to $19.2 million for the three months ended March 31, 2022 from $10.3 million for the three months ended March 31, 2021. The increase was primarily due to an increase of $5.4 million in manufacturing-related expense, including process development costs and manufacturing of clinical trial materials, an increase of $1.8 million in personnel costs related to the expansion of our in-house manufacturing and clinical development capabilities, and an increase of $1.0 million in nonclinical pipeline costs.
General and Administrative Expense
General and administrative expenses increased by $0.6 million, or 14.3%, to $5.0 million for the three months ended March 31, 2022 from $4.4 million for the three months ended March 31, 2021. The increase was primarily due to an increase of $0.4 million in compensation related costs and other operating costs. As a percentage of overall operating expense, general and administrative expenses have continued to trend down. As compared to the three months ended March 31, 2021, general and administrative expenses have decreased by 9% of total operating expense as we continue to expand our research and development capabilities and increase the size and scope of our clinical trials.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our preferred stock and common stock, including our initial public offering, or IPO, and through our Collaboration Agreement with Takeda. As of March 31, 2022, we had an accumulated deficit of $141.6 million and $239.2 million of cash and cash equivalents and investments.
Capital Resources and Funding Requirements
Our primary uses of cash and cash equivalents and investments are to fund our operations, which consist primarily of research and development expenditures related to our programs, product development costs, research expenses, administrative support, capital expenditures related to bringing in-house certain process development and manufacturing capabilities and working capital requirements. We anticipate incurring additional net losses and negative cash flows from operations in the near future until such time, if ever, that we can generate significant sales of our product candidates currently in development. Our future funding requirements will depend on many factors, including:

•the scope, timing, progress and results of discovery, nonclinical development, laboratory testing and clinical trials for our product candidates;
•the costs of process development and scale up of a commercially ready manufacturing process to support registrational clinical trials;
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
We believe that our cash and cash equivalents and investments as of March 31, 2022 are sufficient to fund projected operations into the second half of 2024.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
	(unaudited)
Net cash used in operating activities	$(26,277)	$(11,068)
Net cash used in investing activities	(15,382)	(62,127)
Net cash provided by financing activities	134	31
Net decrease in cash and cash equivalents	$(41,525)	$(73,164)
Net Cash Used in Operating Activities
During the three months ended March 31, 2022, net cash used in operating activities was $26.3 million and primarily reflected our net loss of $24.5 million and a $4.8 million net change in our operating assets and liabilities, offset by noncash charges of $1.5 million in stock-based compensation, $1.5 million in depreciation expense, accretion of investments and non-cash operating lease expense. We expect our operating activities expenses to increase as we continue to conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.
During the three months ended March 31, 2021, net cash used in operating activities was $11.1 million and primarily reflected our net loss of $11.8 million and a $0.7 million net change in our operating assets and liabilities, partially offset by noncash charges of $1.2 million in stock-based compensation and $0.2 million in depreciation expense.
Net Cash Used in Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was $15.4 million, of which $82.6 million was used to purchase investments, $69.7 million was received from the sale of investments and $2.5 million was used to purchase property and equipment, primarily attributable to our continued efforts to bring in-house certain process development, manufacturing and laboratory capabilities.
During the three months ended March 31, 2021, net cash provided by investing activities was $62.1 million, of which $74.5 million was used to purchase investments, $15.0 million was received from the sale and maturities of investments and $2.6 million was used to purchase property and equipment.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million and was primarily from the exercise of stock options and purchases pursuant to our employee stock purchase plan.
During the three months ended March 31, 2021, net cash provided by financing activities was primarily from the exercise of stock options.
Contractual Obligations and Other Commitments
See Note 7 to our financial statements found elsewhere in this Quarterly Report on Form 10-Q for additional disclosures. There have been no other material changes from the Contractual Obligations and Other Commitments disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
In January 2022, we granted stock options that vest upon achievement of certain market-based conditions. We use the Monte Carlo pricing model to estimate the fair value of options that have market-based conditions. The inputs to the Monte Carlo pricing models require a number of management estimates such as the expected term, volatility, risk-free interest rate and dividend yield.
There have been no other material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of the year ending December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.
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

Shattuck Labs, Inc.

Date: May 12, 2022	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: May 12, 2022	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)