Form 10-Q
period 2022-06-30
Shattuck Labs, Inc.
filed 2022-08-11
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, the registrant had 42,382,013 shares of common stock, $0.0001 par value per share, outstanding.

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
•the costs related to our nonclinical studies, our clinical trials and our research and development programs, and the impact of inflationary pressures on such costs;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SHATTUCK LABS, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,870	$92,268
Investments	176,370	176,536
Prepaid expenses and other current assets	15,177	19,462
Total current assets	229,417	288,266
Property and equipment, net	18,759	9,938
Other assets	3,164	381
Total assets	$251,340	$298,585

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,674	$10,012
Accrued expenses and other current liabilities	18,571	14,574
Total current liabilities	24,245	24,586
Non-current operating lease liabilities	4,566	—
Deferred rent	—	2,213
Total liabilities	28,811	26,799
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 42,382,013 shares issued and outstanding at June 30, 2022 and 42,338,898 shares issued and outstanding at December 31, 2021	5	5
Additional paid-in capital	392,598	389,408
Accumulated other comprehensive loss	(1,108)	(560)
Accumulated deficit	(168,966)	(117,067)
Total stockholders’ equity	222,529	271,786
Total liabilities and stockholders’ equity	$251,340	$298,585
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$50	$(4,231)	$50	$(1,961)
Operating expenses:
Research and development	22,963	14,882	42,150	25,219
General and administrative	4,745	5,399	9,724	9,755
Expense from operations	27,708	20,281	51,874	34,974
Loss from operations	(27,658)	(24,512)	(51,824)	(36,935)

Other income (expense):
Other	287	914	(75)	1,524
Net loss	$(27,371)	$(23,598)	$(51,899)	$(35,411)
Unrealized loss on investments	(581)	(960)	(548)	(1,557)
Comprehensive loss	$(27,952)	$(24,558)	$(52,447)	$(36,968)

Net loss per share – basic and diluted	$(0.65)	$(0.56)	$(1.22)	$(0.85)
Weighted-average shares outstanding – basic and diluted	42,380,454	41,906,268	42,369,102	41,840,555
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	42,338,898	$5	$389,408	$(560)	$(117,067)	$271,786
Exercise of stock options and purchases pursuant to employee stock purchase plan	39,616	—	134	—	—	134
Stock-based compensation expense	—	—	1,513	—	—	1,513
Unrealized gain on investments	—	—	—	33	—	33
Net loss	—	—	—	—	(24,528)	(24,528)
Balance at March 31, 2022	42,378,514	$5	$391,055	$(527)	$(141,595)	$248,938
Exercise of stock options	3,499	—	10	—	—	10
Stock-based compensation expense	—	—	1,533	—	—	1,533
Unrealized loss on investments	—	—	—	(581)	—	(581)
Net loss	—	—	—	—	(27,371)	(27,371)
Balance at June 30, 2022	42,382,013	$5	$392,598	$(1,108)	$(168,966)	$222,529
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
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
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(51,899)	$(35,411)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	3,046	2,907
Net amortization of premium on investments	1,396	2
Depreciation	1,134	557
Impairment loss	400	—
Non-cash operating lease expense	141	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,285	(890)
Other assets	13	18
Accounts payable	(4,522)	(903)
Accrued expenses and other current liabilities	3,539	3,974
Non-current operating lease liabilities	(337)	—
Deferred revenue	211	2,959
Deferred rent	—	1,380
Net cash used in operating activities	(42,593)	(25,407)

Cash flows from investing activities:
Purchase of property and equipment	(10,171)	(4,972)
Net change in investments	(1,778)	(42,312)
Net cash used in investing activities	(11,949)	(47,284)

Cash flows from financing activities:
Proceeds from the exercise of stock options and purchases pursuant to employee stock purchase plan	144	1,287
Net cash provided by financing activities	144	1,287
Net decrease in cash and cash equivalents	(54,398)	(71,404)
Cash and cash equivalents, beginning of period	92,268	157,898
Cash and cash equivalents, end of period	$37,870	$86,494

Supplemental disclosures of non-cash financial activities:
Operating lease liabilities recognized for operating right-of-use assets	$5,447	$—
Operating right-of-use assets exchanged for operating lease liabilities	$2,945	$—
Unpaid amounts related to purchases of property and equipment	$184	$156

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
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $169.0 million as of June 30, 2022. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and investments of $214.2 million as of June 30, 2022 are sufficient to fund projected operations of the Company for at least the next twelve months.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates, if any, are recorded in the period in which they become known and actual results could differ from management’s estimates. A change in the Company's estimates occurred in the second quarter of 2021, which impacted the Company's current period revenue recognition and related balance sheet accounts. See Note 7 to the Company's unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
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
Substantially all of the Company’s revenue has been derived from its collaboration agreement with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), which was mutually terminated pursuant to a termination agreement, dated November 8, 2021.
The Company is highly dependent on a limited number of third-party contract manufacturing organizations (“CMO”) to supply drug products for its research and development activities of its programs, including clinical trials and non-clinical studies. These programs could be adversely affected by a significant interruption in the supply of such drug products.

The Company is highly dependent on a limited number of contract research organizations (“CROs”) and third-party service providers to manage and support its clinical trials. These programs could be adversely affected by a significant disruption in services provided by these CROs and third parties.
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $4.2 million held in operating accounts and $33.7 million held in money market funds as of June 30, 2022, and $14.6 million held in operating accounts and $77.7 million held in money market funds as of December 31, 2021.
Investments
The Company's investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of June 30, 2022, there were no impairments related to credit losses of investments.
Deferred Offering Costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded against gross proceeds.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. In the three and six months ended June 30, 2022, the Company recorded a $0.4 million impairment loss related to lab equipment that was determined to no longer be needed, and is included in the Company's research and development costs.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as of June 30, 2022 and 2021, as they would be anti-dilutive:

	As of June 30,
	2022	2021
Stock options	3,899,926	2,578,944
Unvested restricted stock	310,727	1,678
	4,210,653	2,580,622
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
The following table summarizes the impact of the adoption of Topic 842 on the accompanying balance sheet as of January 1, 2022 (in thousands):

	December 31, 2021	Effect of the Adoption of Topic 842	January 1, 2022
Other assets (1)	$381	$2,945	$3,326

Lease Liabilities:
Accrued expenses and other current liabilities (2)	$14,574	$255	$14,829
Non-current operating lease liabilities	$—	$4,903	$4,903
Deferred Rent (3)	$2,213	$(2,213)	$—

(1)	Operating lease right-of-use assets are classified within other assets.
(2)	Current operating lease liabilities are classified within accrued expenses and other current liabilities. Current deferred rent was classified within accrued expenses as of December 31, 2021.
(3)	Non-current deferred rent was classified within deferred rent as of December 31, 2021.
3. Investments
The following table represents the Company’s available for sale investments by major security type (amounts in thousands):

	June 30, 2022
	Less Than 12 Months			12 Months or Longer			Total
	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value
Investments
U.S. government securities	$158,810	$(981)	$157,829	$18,668	$(127)	$18,541	$177,478	$(1,108)	$176,370
Total investments	$158,810	$(981)	$157,829	$18,668	$(127)	$18,541	$177,478	$(1,108)	$176,370

	December 31, 2021
	Less Than 12 Months			12 Months or Longer			Total
	Amortized Cost	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain ( Loss)	Fair Value	Amortized Cost	Gross Unrealized Loss	Fair Value
Investments
U.S. government securities	$177,096	$(560)	$176,536	$—	$—	$—	$177,096	$(560)	$176,536
Total investments	$177,096	$(560)	$176,536	$—	$—	$—	$177,096	$(560)	$176,536

The Company’s investment instruments and cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities have an average maturity of 0.61 years as of June 30, 2022.

4. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (amounts in thousands):

	June 30, 2022	December 31, 2021
Research and development contract costs	$14,011	$10,253
Compensation and related benefits	2,109	3,320
Other current liabilities	2,451	1,001
Total accrued expenses and other current liabilities	$18,571	$14,574
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
The following table summarizes the Company’s recognition of its operating leases (in thousands):

Balance Sheet Classification	June 30, 2022
Other assets	$2,796

Accrued expenses and other current liabilities	$657
Non-current operating lease liabilities	4,566
Total liabilities	$5,223
The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

June 30, 2022
Lease term (years)	6.0
Discount rate	8.63%
The Company incurred rent expense for its operating leases of $0.2 million during each of the three months ended June 30, 2022 and 2021, and $0.4 million and $0.3 million during the six months ended June 30, 2022 and 2021, respectively, included within operating expenses in the statements of operations and comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2022 was $0.5 million and was included in net cash used in operating activities in the statement of cash flows.

The maturities of the Company’s operating lease liabilities as of June 30, 2022 were as follows (in thousands):

2022 (excluding the six months ended June 30, 2022)	$534
2023	1,089
2024	1,120
2025	1,152
2026	1,093
Thereafter	1,722
Total lease payments	$6,710
Less:
Imputed interest	(1,487)
Total	$5,223
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
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. On January 31, 2022 and February 11, 2022, putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York against us and certain of the Company’s officers and directors. The cases were consolidated on June 2, 2022, and the plaintiffs filed an amended complaint on July 1, 2022. The amended complaint cites the volatility in the Company’s common stock and alleges that the defendants made or are responsible for misleading omissions regarding the Company’s clinical trial results and collaboration agreement with Takeda. The plaintiffs seek a ruling that the case may proceed as a class action, and seek unspecified damages and attorneys’ fees, expert fees and costs. The Company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits.
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
6. Stock-Based Compensation
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding common shares on December 31st of the preceding calendar year. The Board of Directors (the “Board”) may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. On January 1, 2022, the share reserve automatically increased by 1,693,555 shares. As of June 30, 2022, there were 3,806,098 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock, and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. In January 2022, the Company granted 178,150 awards that vest based on the Company achieving a closing share price of equal to or greater than $18.00 for thirty consecutive trading days on or before the fourth anniversary of the grant date.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (“2020 ESPP”) became effective in connection with the Company’s initial public offering (“IPO”). A total of 395,795 shares of common stock were reserved for issuance under the 2020 ESPP. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year for ten years commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2022, the share reserve increased by 423,388 shares. The Company issued 5,227 shares of common stock for aggregate cash proceeds of $0.1 million during the three and six months ended June 30, 2022. There were no shares of common stock issued during the three and six months ended June 30, 2021.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$894	$508	$1,721	$921
General and administrative	639	1,219	1,325	1,986
Total stock-based compensation	$1,533	$1,727	$3,046	$2,907

The following table summarizes option activity under the 2020 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance at January 1, 2022	2,448,676	$10.96	8.08
Granted	1,535,932	6.35
Exercised	(37,888)	3.24
Forfeited	(46,794)	14.16
Balance at June 30, 2022	3,899,926	$9.04	8.38
Vested and expected to vest June 30, 2022	3,832,595	$9.03	8.36
Exercisable at the end of the period	1,502,876	$7.76	7.23
Options granted during the six months ended June 30, 2022 had a weighted-average grant-date fair value of $4.48. As of June 30, 2022, unrecognized compensation cost for options issued was $15.2 million, and will be recognized over an estimated weighted-average amortization period of 2.7 years. The aggregate intrinsic value of options exercised as of June 30, 2022 and 2021 was $3.9 million and $36.2 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2022 was $1.2 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the six months ended June 30, 2022:

	Awards	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2021	—	$—
Granted	318,153	7.43
Vested	—	—
Forfeited	(7,426)	7.43
Balance at June 30, 2022	310,727	$7.43

The Company recognized $0.2 million of stock-based compensation as of June 30, 2022. The fair values of RSUs are based on the fair value of the Company's common stock on the date of the grant.
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
•The expected stock price volatility assumption is based on the historical volatilities of the common stock of a peer group of publicly traded companies as well as the historical volatility of the Company's common stock since the Company began trading subsequent to the IPO in October 2020 over the period corresponding to the expected life as of the grant date. The historical volatility data was computed using the daily closing prices during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company's stock price becomes available, or until circumstances change, such that the identified entities are no longer comparable companies. In the latter case, other suitable, similar entities whose share prices are publicly available would be utilized in the calculation.
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
The grant-date fair value of options granted under the Company’s 2020 Plan were estimated throughout the year using the following weighted-average assumptions:

2020 Plan
Expected term - years	6.08
Expected volatility	82.0%
Risk-free interest rate	2.0%
Expected dividends	—
The grant-date fair value of shares issued under the Company’s 2020 ESPP were estimated throughout the year using the Black-Scholes option-pricing model using the following weighted-average assumptions:

2020 ESPP
Expected term - years	0.49
Expected volatility	81.8%
Risk-free interest rate	2.0%
Expected dividends	—
7. Collaboration Revenue
The Company recognizes revenue for the allocated up-front payments using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs expected to be incurred.
Collaboration Agreement - Takeda
In the second quarter of 2021, in connection with the Company’s modifications to the SL-279252 clinical development plan and its intention to expand the dose escalation portion of its ongoing Phase 1 clinical trial, the estimated total costs related to the SL-279252 development program increased. The increase in expected total cost of the development program required to satisfy a specific performance obligation in the August 2017 Collaboration Agreement with Takeda (the “Collaboration Agreement”), or the denominator in the cost-based input method, resulted in a cumulative-effect adjustment under ASC 250, Change in Accounting Estimates. Actual consideration received and total revenue expected to be recognized in accordance with the development of SL-279252 under the Collaboration Agreement remained unchanged. The Company recognized revenue related to the reimbursable costs as they were incurred. The effects of this change in the Company's estimates were a $4.2 million increase in 2021 net loss and a $0.10 increase in 2021 basic and diluted loss per share. The Collaboration Agreement was mutually terminated pursuant to a termination agreement dated November 8, 2021 (the “Termination Agreement”). The remaining deferred revenue was recognized as revenue in the fourth quarter of 2021.

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
Overview
We are an innovative clinical-stage biotechnology company pioneering the development of dual-sided fusion proteins as an entirely new class of biologic medicine. We have created a novel approach to immune modulation by designing biologics with structural characteristics that may not be achievable by existing therapeutic modalities, including monoclonal or bispecific antibodies. Compounds derived from our proprietary Agonist Redirected Checkpoint, or ARC®, platform simultaneously inhibit checkpoint molecules and activate costimulatory molecules with a single therapeutic.
Our lead product candidate, SL-172154, is designed to simultaneously inhibit the CD47/SIRPα macrophage checkpoint interaction and activate the CD40 costimulatory receptor to induce an antitumor immune response. Coupling CD40 activation with CD47 inhibition differentiates SL-172154 from all other clinical-stage CD47/SIRPα inhibitors in development, and in our published preclinical studies, SL-172154 resulted in superior antitumor immunity as compared to certain CD47/SIRPα inhibitors. We are pursuing a broad clinical development strategy in both hematologic and solid tumors, with multiple ongoing clinical trials. SL-172154 is in an ongoing Phase 1 clinical trial for the treatment of patients with ovarian cancer. We are also evaluating SL-172154 in an ongoing Phase 1 clinical trial for the treatment of patients with certain hematologic malignancies, including acute myeloid leukemia, or AML, and higher-risk myelodysplastic syndromes, or HR-MDS. We believe our clinical development plan may provide both first-in-class and best-in-class development opportunities for SL-172154.
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

Overview of Operations
Since our inception in 2016, we have devoted substantially all of our resources to conducting research and development activities, including undertaking nonclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, manufacturing our product candidates, developing and perfecting our intellectual property rights, organizing and staffing our company, business planning and raising capital. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have funded our operations as of the filing date of this Quarterly Report on Form 10-Q through the net proceeds from our initial public offering of approximately $213.5 million, the sale of redeemable convertible preferred stock for approximately $152.9 million, the issuance of convertible notes for approximately $10.5 million and payments received pursuant to our collaboration agreements for approximately $82.3 million.
For the six months ended June 30, 2022 and 2021, our net loss was $51.9 million and $35.4 million, respectively. We have not been profitable since inception, and as of June 30, 2022, we had an accumulated deficit of $169.0 million and $214.2 million in cash and cash equivalents and investments. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
•continue to advance the nonclinical and clinical development of our clinical-stage product candidates, SL-172154;
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
•incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company and expenses incurred in connection with ongoing and future litigation, if any.
We do not expect to generate significant product revenue unless and until we successfully complete development and obtain regulatory and marketing approval of, and begin to sell, one or more of our product candidates, which we expect will take several years. We expect to spend a significant amount in development and marketing costs prior to such time. We may never succeed in achieving regulatory and marketing approval for our product candidates. We may obtain unexpected results from our nonclinical and clinical trials. We may elect to discontinue, delay, or modify nonclinical and clinical trials of our product candidates. We may be adversely affected by inflationary pressures and the macroeconomic environment, which are beyond our control. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time as we can generate significant product revenue, if ever, we expect to continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates. In addition, we may not be profitable even if we commercialize any of our product candidates.
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
Collaboration Agreement - Takeda
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
Components of our Results of Operation
Collaboration Revenue
We have no products approved for commercial sale, and we have not generated any revenue from commercial product sales. Our total revenue to date has been primarily generated from our Collaboration Agreement with Takeda, which was terminated in November 2021. We expect that any collaboration revenue we may generate from any future collaboration partners will fluctuate from period to period.
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

The following table summarizes our research and development expenses by product candidate:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
	(unaudited)		(unaudited)
SL-172154	$11,560	$5,228	$19,742	$7,189
SL-279252	265	2,678	997	5,614
Other pipeline candidates	4,103	3,161	8,651	5,171
Internal costs, including personnel related benefits, facilities and depreciation	7,035	3,815	12,760	7,245
	$22,963	$14,882	$42,150	$25,219
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, including increased demand for clinical trial material. We expect our research and development expenses to increase for the remainder of this year. Over the next several years, while it is difficult for us to predict with certainty, we expect increasing year-over-year operating expense in the event that we conduct additional nonclinical studies and clinical trials (beyond our currently planned clinical trials), including later-stage clinical trials, for our current and future product candidates, pursue regulatory approval of our product candidates, or advance our preclinical pipeline. For SL-279252, we have not planned additional clinical trial-related expense beyond our ongoing Phase 1 clinical trial in advanced solid tumors and lymphoma. Should we choose to advance SL-279252 into later-stage clinical development, we would expect significantly increased operating expense and significantly increased capital requirements over the next several years.
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
General and Administrative Expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, business development and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation, and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property, corporate, and litigation matters and fees for accounting and tax services.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table sets forth our results of operations for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	Dollar	Percentage
	(unaudited)
Collaboration revenue	$50	$(4,231)	$4,281	101.2%
Operating expenses:
Research and development	22,963	14,882	8,081	54.3%
General and administrative	4,745	5,399	(654)	(12.1)%
Loss from operations	(27,658)	(24,512)	(3,146)	12.8%
Other income (expense):
Other	287	914	(627)	(68.6)%
Net loss	$(27,371)	$(23,598)	$(3,773)	16.0%
Collaboration Revenue
Collaboration revenue increased by $4.3 million, or 101.2%, to $0.1 million for the three months ended June 30, 2022 from $(4.2) million for the three months ended June 30, 2021. In the second quarter of 2021, in connection with our modifications to the SL-279252 clinical development plan and our intention to expand the dose escalation portion of the ongoing Phase 1 clinical trial, the expected program costs related to the SL-279252 development program increased. The increase in the expected total cost of the development program, or the denominator in the cost-based input method, resulted in a one-time negative revenue adjustment, recognized in the second quarter of 2021. We subsequently ceased work with Takeda under the Collaboration Agreement, which was mutually terminated in the fourth quarter of 2021. In the second quarter of 2022, we executed a collaboration agreement with another third party, and we have recognized $0.1 million of revenue for work performed pursuant to this agreement. We expect to recognize less than $1.0 million of total revenue associated with this collaboration agreement.
Research and Development Expense
Research and development expenses increased by $8.1 million, or 54.3%, to $23.0 million for the three months ended June 30, 2022 from $14.9 million for the three months ended June 30, 2021. The increase was primarily due to an increase of $2.1 million in personnel costs related to the expansion of our in-house manufacturing and clinical development capabilities, an increase of $2.0 million in manufacturing-related expense, including process development costs and manufacturing of clinical trial materials, an increase of $1.8 million in laboratory costs, an increase of $0.9 million in clinical costs, including clinical site and contract research organization costs, and an increase of $0.7 million in other operating expenses, which consist primarily of an impairment loss.
General and Administrative Expense
General and administrative expenses decreased by $0.7 million, or (12.1)%, to $4.7 million for the three months ended June 30, 2022 from $5.4 million for the three months ended June 30, 2021. The decrease was primarily as a result of expense associated with an executive severance agreement, executed in the second quarter of 2021.
Results of Operations
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table sets forth our results of operations for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	Dollar	Percentage
	(unaudited)
Collaboration revenue	$50	$(1,961)	$2,011	102.5%
Operating expenses:
Research and development	42,150	25,219	16,931	67.1%
General and administrative	9,724	9,755	(31)	(0.3)%
Loss from operations	(51,824)	(36,935)	(14,889)	40.3%
Other income (expense):
Other	(75)	1,524	(1,599)	(104.9)%
Net loss	$(51,899)	$(35,411)	$(16,488)	46.6%
Collaboration Revenue
Collaboration revenue increased by $2.0 million, or 102.5%, to $0.1 million for the six months ended June 30, 2022 from $(2.0) million for the six months ended June 30, 2021. In the second quarter of 2021, in connection with our modifications to the SL-279252 clinical development plan and our intention to expand the dose escalation portion of the ongoing Phase 1 clinical trial, the expected program costs related to the SL-279252 development program increased. The increase in the expected total cost of the development program, or the denominator in the cost-based input method, resulted in a one-time negative revenue adjustment, recognized in the second quarter of 2021. We subsequently ceased work with Takeda under the Collaboration Agreement, which was mutually terminated in the fourth quarter of 2021. In the second quarter of 2022, we executed a collaboration agreement with another third party and we have recognized $0.1 million of revenue for work performed pursuant to this agreement. We expect to recognize less than $1.0 million of total revenue associated with this collaboration agreement.
Research and Development Expense
Research and development expenses increased by $16.9 million, or 67.1%, to $42.2 million for the six months ended June 30, 2022 from $25.2 million for the six months ended June 30, 2021. The increase was primarily due to an increase of $7.4 million in manufacturing costs, an increase of $4.0 million as a result of an increase in headcount and expansion of our manufacturing and clinical development capabilities, an increase of $2.0 million in laboratory and facilities related costs, an increase of $1.7 million in clinical, pharmacology and preclinical pipeline costs, an increase of $0.5 million in depreciation and an increase of $0.4 million in other operating expenses primarily related to an impairment loss recognized in the second quarter of 2022.
General and Administrative Expense
General and administrative expenses remained relatively unchanged for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our preferred stock and common stock, including our initial public offering, or IPO, and through our Collaboration Agreement with Takeda. As of June 30, 2022, we had an accumulated deficit of $169.0 million and $214.2 million of cash and cash equivalents and investments.
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
We believe that our cash and cash equivalents and investments as of June 30, 2022 are sufficient to fund projected operations into the second half of 2024.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
	(unaudited)
Net cash used in operating activities	$(42,593)	$(25,407)
Net cash used in investing activities	(11,949)	(47,284)
Net cash provided by financing activities	144	1,287
Net decrease in cash and cash equivalents	$(54,398)	$(71,404)
Net Cash Used in Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities was $42.6 million and primarily reflected our net loss of $51.9 million and a $3.2 million net change in our operating assets and liabilities, offset by noncash charges of $3.0 million in stock-based compensation, $2.7 million in depreciation expense, amortization of investments and non-cash operating lease expense and $0.4 million in impairment loss. We expect our operating activities expenses to increase as we continue to conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.
During the six months ended June 30, 2021, net cash used in operating activities was $25.4 million and primarily reflected our net loss of $35.4 million and a $6.5 million net change in our operating assets and liabilities, partially offset by noncash charges of $2.9 million in stock-based compensation and $0.6 million in depreciation expense.
Net Cash Used in Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities was $11.9 million, of which $10.1 million was used to purchase property and equipment, primarily attributable to our continued efforts to bring in-house certain process development, manufacturing and laboratory capabilities and $1.8 million represents the net change in investments.
During the six months ended June 30, 2021, net cash used in investing activities was $47.3 million, of which $42.3 million represents the net change in investments and $5.0 million was used to purchase property and equipment.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $0.1 million and was primarily from the exercise of stock options and purchases pursuant to our employee stock purchase plan.
During the six months ended June 30, 2021, net cash provided by financing activities was $1.3 million and was primarily from the exercise of stock options.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of the year ending December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On January 31, 2022 and February 11, 2022, putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York against us and certain of the Company’s officers and directors. The cases were consolidated on June 2, 2022, and the plaintiffs filed an amended complaint on July 1, 2022. The amended complaint cites the volatility in the Company’s common stock and alleges that the defendants made or are responsible for misleading omissions regarding the Company’s clinical trial results and collaboration agreement with Takeda. The plaintiffs seek a ruling that the case may proceed as a class action, and seek unspecified damages and attorneys’ fees, expert fees and costs. The Company and the individual defendants deny any allegations of wrongdoing and intend to vigorously defend against these lawsuits.
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

Shattuck Labs, Inc.

Date: August 11, 2022	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: August 11, 2022	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)