Form 10-Q
period 2022-09-30
Shattuck Labs, Inc.
filed 2022-11-09
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2022, the registrant had 42,390,586 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SHATTUCK LABS, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,758	$92,268
Investments	145,356	176,536
Prepaid expenses and other current assets	16,402	19,462
Total current assets	201,516	288,266
Property and equipment, net	18,242	9,938
Other assets	3,185	381
Total assets	$222,943	$298,585

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,036	$10,012
Accrued expenses and other current liabilities	16,103	14,574
Total current liabilities	19,139	24,586
Non-current operating lease liabilities	4,386	—
Deferred rent	—	2,213
Total liabilities	23,525	26,799
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 42,390,586 shares issued and outstanding at September 30, 2022 and 42,338,898 shares issued and outstanding at December 31, 2021	5	5
Additional paid-in capital	394,348	389,408
Accumulated other comprehensive loss	(1,334)	(560)
Accumulated deficit	(193,601)	(117,067)
Total stockholders’ equity	199,418	271,786
Total liabilities and stockholders’ equity	$222,943	$298,585
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$212	$1,900	$262	$(61)
Operating expenses:
Research and development	18,862	15,137	61,012	40,356
General and administrative	6,579	4,343	16,303	14,098
Expense from operations	25,441	19,480	77,315	54,454
Loss from operations	(25,229)	(17,580)	(77,053)	(54,515)

Other income	594	170	519	1,694
Net loss	$(24,635)	$(17,410)	$(76,534)	$(52,821)
Unrealized loss on investments	(226)	(207)	(774)	(1,764)
Comprehensive loss	$(24,861)	$(17,617)	$(77,308)	$(54,585)

Net loss per share – basic and diluted	$(0.58)	$(0.41)	$(1.81)	$(1.26)
Weighted-average shares outstanding – basic and diluted	42,386,470	42,155,981	42,374,955	41,946,852
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	42,338,898	$5	$389,408	$(560)	$(117,067)	$271,786
Exercise of stock options and purchases pursuant to employee stock purchase plan	39,616	—	134	—	—	134
Stock-based compensation expense	—	—	1,513	—	—	1,513
Unrealized gain on investments	—	—	—	33	—	33
Net loss	—	—	—	—	(24,528)	(24,528)
Balance at March 31, 2022	42,378,514	$5	$391,055	$(527)	$(141,595)	$248,938
Exercise of stock options	3,499	—	10	—	—	10
Stock-based compensation expense	—	—	1,533	—	—	1,533
Unrealized loss on investments	—	—	—	(581)	—	(581)
Net loss	—	—	—	—	(27,371)	(27,371)
Balance at June 30, 2022	42,382,013	$5	$392,598	$(1,108)	$(168,966)	$222,529
Exercise of stock options and purchases pursuant to employee stock purchase plan	8,573	—	27	—	—	27
Stock-based compensation expense	—	—	1,723	—	—	1,723
Unrealized loss on investments	—	—	—	(226)	—	(226)
Net loss	—	—	—	—	(24,635)	(24,635)
Balance at September 30, 2022	42,390,586	$5	$394,348	$(1,334)	$(193,601)	$199,418
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	41,767,431	$5	$382,012	$(63)	$(72,093)	$309,861
Exercise of stock options	13,543	—	31	—	—	31
Vesting of common stock previously subject to vesting requirements	5,037	—	—	—	—	—
Stock-based compensation expense	—	—	1,180	—	—	1,180
Unrealized loss on investments	—	—	—	(597)	—	(597)
Net loss	—	—	—	—	(11,813)	(11,813)
Balance at March 31, 2021	41,786,011	$5	$383,223	$(660)	$(83,906)	$298,662
Exercise of stock options	324,342	—	1,256	—	—	1,256
Vesting of common stock previously subject to vesting requirements	5,037	—	—	—	—	—
Stock-based compensation expense	—	—	1,727	—	—	1,727
Unrealized loss on investments	—	—	—	(960)	—	(960)
Net loss	—	—	—	—	(23,598)	(23,598)
Balance at June 30, 2021	42,115,390	$5	$386,206	$(1,620)	$(107,504)	$277,087
Exercise of stock options and purchases pursuant to employee stock purchase plan	124,913	—	352	—	—	352
Vesting of common stock previously subject to vesting requirements	1,678	—	—	—	—	—
Stock-based compensation expense	—	—	1,344	—	—	1,344
Unrealized loss on investments	—	—	—	(207)	—	(207)
Net loss	—	—	—	—	(17,410)	(17,410)
Balance at September 30, 2021	42,241,981	$5	$387,902	$(1,827)	$(124,914)	$261,166
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(76,534)	$(52,821)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	4,769	4,251
Depreciation	2,068	937
Net amortization of premium on investments	1,509	774
Impairment losses	770	—
Non-cash operating lease expense	220	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,060	(1,239)
Other assets	(87)	75
Accounts payable	(7,197)	846
Accrued expenses and other current liabilities	1,066	6,431
Non-current operating lease liabilities	(517)	—
Deferred revenue	216	1,044
Deferred rent	—	1,303
Net cash used in operating activities	(70,657)	(38,399)

Cash flows from investing activities:
Purchase of property and equipment	(10,921)	(5,936)
Net change in investments	28,897	(30,108)
Net cash (used in) provided by investing activities	17,976	(36,044)

Cash flows from financing activities:
Proceeds from the exercise of stock options and purchases pursuant to employee stock purchase plan	171	1,639
Net cash provided by financing activities	171	1,639
Net decrease in cash and cash equivalents	(52,510)	(72,804)
Cash and cash equivalents, beginning of period	92,268	157,898
Cash and cash equivalents, end of period	$39,758	$85,094

Supplemental disclosures of non-cash financial activities:
Operating lease liabilities recognized for operating right-of-use assets	$5,447	$—
Operating right-of-use assets exchanged for operating lease liabilities	$2,945	$—
Unpaid amounts related to purchases of property and equipment	$221	$651

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
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $193.6 million as of September 30, 2022. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and investments of $185.1 million as of September 30, 2022 are sufficient to fund projected operations of the Company for at least the next twelve months.
COVID-19 Pandemic
The COVID-19 pandemic has had, and may continue to have, a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates and conducts its business and in which the Company’s partners operate and conduct their business. The Company and its third-party vendors and consultants have experienced disruptions to their businesses as a result of the COVID-19 pandemic. Specifically, the outbreak has caused disruptions in its ability to manufacture clinical trial materials, including the acquisition of raw materials needed for such manufacturing, enrollment and treatment of patients in clinical trials, and slowdowns and shutdowns of the laboratories and other service providers that are being relied upon in the development of the Company’s product candidates.
The extent to which the COVID-19 pandemic or any other health epidemic may impact the Company’s results will depend on future developments, which are uncertain and cannot be predicted. Accordingly, the COVID-19 pandemic could have a material and adverse effect on the Company’s business, results of operations and financial condition.
Global Economic Considerations
In addition, the global macroeconomic environment is uncertain, and could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine and other political tensions. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.
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

Substantially all of the Company’s revenue has been derived from its 2017 collaboration agreement (the “Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), which was mutually terminated pursuant to a termination agreement, dated November 8, 2021 (the “Termination Agreement”).
The Company is highly dependent on a limited number of third-party contract manufacturing organizations (“CMOs”) to supply drug products for its research and development activities of its programs, including clinical trials and non-clinical studies. These programs could be adversely affected by a significant interruption in the supply of such drug products.
The Company is highly dependent on a limited number of contract research organizations (“CROs”) and third-party service providers to manage and support its clinical trials. These programs could be adversely affected by a significant disruption in services provided by these CROs and third parties.
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $1.5 million held in operating accounts and $38.3 million held in money market funds as of September 30, 2022, and $14.6 million held in operating accounts and $77.7 million held in money market funds as of December 31, 2021.
Investments
The Company's investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of September 30, 2022, there were no impairments related to credit losses of investments.
Deferred Offering Costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be recorded against gross proceeds.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. In the three and nine months ended September 30, 2022, the Company recorded $0.4 million and $0.8 million of impairment losses, respectively, related to lab equipment that was determined to no longer be needed, and is included in the Company's research and development costs.
Leases
The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The classification of the Company's leases as operating or finance leases, along with the initial measurement and recognition of the associated ROU assets and lease liabilities, are performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company's operating leases is recognized on a straight-line basis over the lease term. The Company has elected to not apply the recognition requirement of Accounting Standards Codification (“ASC 842”) 842, Leases (“ASC 842”) to leases with a term of 12 months or less for all classes of assets.
Commitments and Contingencies
The Company follows ASC 450-20 of the Financial Accounting Standards Board (“FASB”) to report accounting for contingencies. Certain conditions may exist as of the date the condensed financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.
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
A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including CROs and CMOs. The Company accrues for expenses resulting from obligations under agreements with CROs, CMOs and other outside service providers for which payment flows do not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CMOs and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through an evaluation of the progress or stage of completion of the services. In the event advance payments are made to a CRO, CMO or outside service provider, the payments will be recorded as a prepaid asset, which will be amortized as the contracted services are performed. As actual costs become known, the Company adjusts its accruals and prepaid assets accordingly. Inputs, such as the services performed, the number of patients enrolled or the study duration, may vary from the Company’s estimates, resulting in adjustments to research and development expense in future periods. The Company makes significant judgments and estimates in determining the accrual and/or prepaid balance in each reporting period and changes in these estimates may result in material changes to the Company’s accruals that could materially affect the Company’s results of operations.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as of September 30, 2022 and 2021, as they would be anti-dilutive:

	As of September 30,
	2022	2021
Stock options	4,073,267	2,491,187
Unvested restricted stock	295,977	—
	4,369,244	2,491,187
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of the net loss and unrealized gains and losses on investments.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASC 842, which requires a lessee to record a ROU asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The FASB deferred the effective date of this Accounting Standards Update until the annual periods beginning after December 15, 2021. The Company adopted this pronouncement effective January 1, 2022. See Note 5 to our financial statements found elsewhere in this Quarterly Report on Form 10-Q for the impact on the financial statements. No prior period amounts were adjusted and such prior period amounts continue to be reported in accordance with previous lease guidance, ASC 840, Leases (“ASC 840”). The Company elected to use all of the available practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2022.
The following table summarizes the impact of the adoption of ASC 842 on the accompanying balance sheet as of January 1, 2022 (in thousands):

	December 31, 2021	Effect of the Adoption of ASC 842	January 1, 2022
Other assets (1)	$381	$2,945	$3,326

Lease liabilities:
Accrued expenses and other current liabilities (2)	$14,574	$255	$14,829
Non-current operating lease liabilities	$—	$4,903	$4,903
Deferred rent (3)	$2,213	$(2,213)	$—

(1)	Operating lease right-of-use assets are classified within other assets.
(2)	Current operating lease liabilities are classified within accrued expenses and other current liabilities. Current deferred rent was classified within accrued expenses as of December 31, 2021.
(3)	Non-current deferred rent was classified within deferred rent as of December 31, 2021.

3. Investments
The following table represents the Company’s available for sale investments by major security type (amounts in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Loss	Fair Value
Investments
U.S. government securities	$146,690	$(1,334)	$145,356
Total investments	$146,690	$(1,334)	$145,356

	December 31, 2021
	Amortized Cost	Gross Unrealized Loss	Fair Value
Investments
U.S. government securities	$177,096	$(560)	$176,536
Total investments	$177,096	$(560)	$176,536

The Company’s investment instruments and cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities have an average maturity of 0.52 years as of September 30, 2022.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (amounts in thousands):

	September 30, 2022	December 31, 2021
Research and development contract costs	$10,232	$10,253
Compensation and related benefits	3,176	3,320
Litigation settlement	1,400	—
Other current liabilities	1,295	1,001
Total accrued expenses and other current liabilities	$16,103	$14,574
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

The following table summarizes the Company’s recognition of its operating leases (in thousands):

Balance Sheet Classification	September 30, 2022
Other assets	$2,717

Accrued expenses and other current liabilities	$679
Non-current operating lease liabilities	4,386
Total liabilities	$5,065
The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

September 30, 2022
Lease term (years)	5.7
Discount rate	8.64%
The Company incurred rent expense for its operating leases of $0.2 million during each of the three months ended September 30, 2022 and 2021, and $0.6 million and $0.5 million during the nine months ended September 30, 2022 and 2021, respectively, included within operating expenses in the statements of operations and comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2022 was $0.7 million and was included in net cash used in operating activities in the statement of cash flows.
The maturities of the Company’s operating lease liabilities as of September 30, 2022 were as follows (in thousands):

2022 (excluding the nine months ended September 30, 2022)	$267
2023	1,089
2024	1,120
2025	1,152
2026	1,093
Thereafter	1,722
Total lease payments	$6,443
Less:
Imputed interest	(1,378)
Total	$5,065
As of December 31, 2021, future annual minimum lease payments, as defined under the previous lease accounting guidance of ASC 840, due under non-cancelable operating leases at December 31 of each year are as follows (in thousands):

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
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. On January 31, 2022 and February 11, 2022, putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York against us and certain of the Company’s officers and directors. The cases were consolidated on June 2, 2022, and the plaintiffs filed an amended complaint on July 1, 2022. The amended complaint cites the volatility in the Company’s common stock and alleges that the defendants made or are responsible for misleading omissions regarding the Company’s clinical trial results and the Collaboration Agreement. The parties and defendants reached a settlement in principle of the plaintiffs’ claims in the amount of $1.4 million on November 2, 2022 that is subject to a definitive settlement agreement, notice to stockholders and court approval. The Company has accrued the settlement amount in accrued expenses and other current liabilities as of September 30, 2022.
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
6. Stock-Based Compensation
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding common shares on December 31st of the preceding calendar year. The Board of Directors (the “Board”) may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. On January 1, 2022, the share reserve automatically increased by 1,693,555 shares. As of September 30, 2022, there were 3,646,795 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock, and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. In 2022, the Company granted 178,150 awards that vest based on the Company achieving a closing share price of equal to or greater than $18.00 for thirty consecutive trading days on or before the fourth anniversary of the grant date, and 226,543 awards that vest over two years.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (“2020 ESPP”) became effective in connection with the Company’s initial public offering (“IPO”). A total of 395,795 shares of common stock were reserved for issuance under the 2020 ESPP. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year for ten years commencing on

January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2022, the share reserve increased by 423,388 shares. During the three and nine months ended September 30, 2022, the Company issued 7,861 and 13,088 shares of common stock for aggregate cash proceeds of $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2021, the Company issued 2,106 shares of common stock for aggregate cash proceeds of $0.1 million.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$950	$620	$2,672	$1,542
General and administrative	773	724	2,097	2,709
Total stock-based compensation	$1,723	$1,344	$4,769	$4,251

The following table summarizes option activity under the 2020 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance at January 1, 2022	2,448,676	$10.96	8.08
Granted	1,778,575	5.96
Exercised	(38,600)	3.23
Forfeited	(115,384)	17.35
Balance at September 30, 2022	4,073,267	$8.55	8.24
Vested and expected to vest September 30, 2022	4,011,243	$8.54	8.22
Exercisable at the end of the period	1,606,229	$8.04	7.00
Options granted during the nine months ended September 30, 2022 had a weighted-average grant-date fair value of $4.21. As of September 30, 2022, unrecognized compensation cost for options issued was $14.2 million, and will be recognized over an estimated weighted-average amortization period of 2.4 years. The aggregate intrinsic value of options exercised as of September 30, 2022 and 2021 was $1.7 million and $27.2 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2022 was $0.2 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the nine ended September 30, 2022:

	Awards	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2021	—	$—
Granted	318,153	7.43
Vested	—	—
Forfeited	(22,176)	7.43
Balance at September 30, 2022	295,977	$7.43
The Company recognized $0.4 million of stock-based compensation as of September 30, 2022. The fair values of RSUs are based on the fair value of the Company's common stock on the date of the grant.

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
The grant-date fair value of options granted under the Company’s 2020 Plan were estimated throughout the year using the following weighted-average assumptions:

2020 Plan
Expected term - years	6.08
Expected volatility	82.30%
Risk-free interest rate	2.20%
Expected dividends	—
The grant-date fair value of shares issued under the Company’s 2020 ESPP were estimated throughout the year using the Black-Scholes option-pricing model using the following weighted-average assumptions:

2020 ESPP
Expected term - years	0.50
Expected volatility	82.90%
Risk-free interest rate	2.50%
Expected dividends	—

7. Collaboration Revenue
The Company recognizes revenue for the allocated up-front payments using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs expected to be incurred.
Collaboration Agreement - Takeda
In the second quarter of 2021, in connection with the Company’s modifications to the SL-279252 clinical development plan and its intention to expand the dose escalation portion of its ongoing Phase 1 clinical trial, the estimated total costs related to the SL-279252 development program increased. The increase in expected total cost of the development program required to satisfy a specific performance obligation in the Collaboration Agreement, or the denominator in the cost-based input method, resulted in a cumulative-effect adjustment under ASC 250, Change in Accounting Estimates. Actual consideration received and total revenue expected to be recognized in accordance with the development of SL-279252 under the Collaboration Agreement remained unchanged. The Company recognized revenue related to the reimbursable costs as they were incurred. The effects of this change in the Company's estimates were a $4.2 million increase in 2021 net loss and a $0.10 increase in 2021 basic and diluted loss per share. The Collaboration Agreement was mutually terminated pursuant to the Termination Agreement. The remaining deferred revenue was recognized as revenue in the fourth quarter of 2021.

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
Furthermore, our expertise in dual-sided fusion proteins has led to the development of a second novel platform technology. We call this our gamma delta T cell engager, or GADLEN, platform. Our most advanced potential product candidates from this platform are a CD20-directed GADLEN and a B7H3-directed GADLEN, which we may choose to advance into clinical development. We plan to provide additional detail and further guidance in 2023.
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
For the nine months ended September 30, 2022 and 2021, our net loss was $76.5 million and $52.8 million, respectively. We have not been profitable since inception, and as of September 30, 2022, we had an accumulated deficit of $193.6 million and $185.1 million in cash and cash equivalents and investments. We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:
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
Global Economic Considerations
In addition, the global macroeconomic environment is uncertain, and could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine and other political tensions. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.
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
The following table summarizes our research and development expenses by product candidate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
	(unaudited)		(unaudited)
SL-172154	$7,338	$3,963	$27,080	$11,153
Other pipeline candidates	3,705	4,608	12,356	9,778
SL-279252	357	2,298	1,354	7,913
Internal costs, including personnel related benefits, facilities and depreciation	7,462	4,268	20,222	11,512
	$18,862	$15,137	$61,012	$40,356
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table sets forth our results of operations for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	Dollar	Percentage
	(unaudited)
Collaboration revenue	$212	$1,900	$(1,688)	(88.8)%
Operating expenses:
Research and development	18,862	15,137	3,725	24.6%
General and administrative	6,579	4,343	2,236	51.5%
Loss from operations	(25,229)	(17,580)	(7,649)	43.5%

Other income	594	170	424	249.4%
Net loss	$(24,635)	$(17,410)	$(7,225)	41.5%
Collaboration Revenue
Collaboration revenue decreased by $1.7 million, or (88.8)%, to $0.2 million for the three months ended September 30, 2022 from $1.9 million for the three months ended September 30, 2021. We ceased work with Takeda under the Collaboration Agreement, which was mutually terminated in the fourth quarter of 2021. In the second quarter of 2022, we executed a collaboration agreement with another third party, and we have recognized $0.2 million of revenue for work performed pursuant to this agreement in the three months ended September 30, 2022. We expect to recognize less than $1.0 million of total revenue associated with this collaboration agreement.
Research and Development Expense
Research and development expenses increased by $3.7 million, or 24.6%, to $18.9 million for the three months ended September 30, 2022 from $15.1 million for the three months ended September 30, 2021. The increase was primarily due to an increase of $2.1 million in personnel costs related to the expansion of our in-house manufacturing and clinical development capabilities, an increase of $1.3 million in clinical costs, including clinical site and contract research organization costs, an increase of $1.2 million in laboratory costs, and an increase of $0.9 million in other operating expenses, which consist primarily of depreciation and impairment losses, offset by a decrease of $1.8 million in manufacturing-related and pharmacology costs.
General and Administrative Expense
General and administrative expenses increased by $2.2 million, or 51.5%, to $6.6 million for the three months ended September 30, 2022 from $4.3 million for the three months ended September 30, 2021. The increase was primarily driven by a litigation settlement of $1.4 million, an increase of $0.2 million in personnel-related costs and an increase of $0.2 million of costs associated with being a public company.
Results of Operations
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table sets forth our results of operations for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	Dollar	Percentage
	(unaudited)
Collaboration revenue	$262	$(61)	$323	529.5%
Operating expenses:
Research and development	61,012	40,356	20,656	51.2%
General and administrative	16,303	14,098	2,205	15.6%
Loss from operations	(77,053)	(54,515)	(22,538)	41.3%

Other income	519	1,694	(1,175)	(69.4)%
Net loss	$(76,534)	$(52,821)	$(23,713)	44.9%
Collaboration Revenue
Collaboration revenue increased by $0.3 million, or 529.5%, to $0.3 million for the nine months ended September 30, 2022 from $(0.1) million for the nine months ended September 30, 2021. In the second quarter of 2021, in connection with our modifications to the SL-279252 clinical development plan and our intention to expand the dose escalation portion of the ongoing Phase 1 clinical trial, the expected program costs related to the SL-279252 development program increased. The increase in the expected total cost of the development program, or the denominator in the cost-based input method, resulted in a one-time negative revenue adjustment, recognized in the second quarter of 2021. We subsequently ceased work with Takeda under the Collaboration Agreement, which was mutually terminated in the fourth quarter of 2021. In the second quarter of 2022, we executed a collaboration agreement with another third party, and we have recognized $0.3 million of revenue for work performed pursuant to this agreement in the nine months ended September 30, 2022. We expect to recognize less than $1.0 million of total revenue associated with this collaboration agreement.
Research and Development Expense
Research and development expenses increased by $20.7 million, or 51.2%, to $61.0 million for the nine months ended September 30, 2022 from $40.4 million for the nine months ended September 30, 2021. The increase was primarily due to an increase of $6.4 million in manufacturing costs, an increase of $6.0 million as a result of an increase in headcount and expansion of our manufacturing and clinical development capabilities, an increase of $3.2 million in laboratory and facilities related costs, an increase of $2.6 million in clinical costs and an increase of $1.9 million in other operating expenses primarily related fixed asset depreciation and impairment losses recognized in the second and third quarters of 2022.
General and Administrative Expense
General and administrative expenses increased by $2.2 million, or 15.6%, to $16.3 million for the nine months ended September 30, 2022 from $14.1 million for the nine months ended September 30, 2021. The increase was primarily driven by a litigation settlement of $1.4 million and an increase of $0.4 million of costs associated with being a public company.

Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our preferred stock and common stock, including our initial public offering and through our Collaboration Agreement with Takeda. As of September 30, 2022, we had an accumulated deficit of $193.6 million and $185.1 million of cash and cash equivalents and investments.
In July 2022, we entered into a sales agreement, or the Sales Agreement, with SVB Securities LLC, or the Sales Agent, pursuant to which we may offer and sell up to $75.0 million of shares of our common stock from time to time in “at-the-market” offerings, or the ATM Facility. The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of September 30, 2022, there were no sales pursuant to the ATM Facility.
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

We believe that our cash and cash equivalents and investments as of September 30, 2022 are sufficient to fund projected operations into the second half of 2024.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
	(unaudited)
Net cash used in operating activities	$(70,657)	$(38,399)
Net cash (used in) provided by investing activities	17,976	(36,044)
Net cash provided by financing activities	171	1,639
Net decrease in cash and cash equivalents	$(52,510)	$(72,804)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities was $70.7 million and primarily reflected our net loss of $76.5 million and a $3.5 million net change in our operating assets and liabilities, offset by noncash charges of $4.8 million in stock-based compensation, $3.7 million in depreciation expense, amortization of investments and non-cash operating lease expense and $0.8 million in impairment losses. We expect our operating activities expenses to increase as we continue to conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.
During the nine months ended September 30, 2021, net cash used in operating activities was $38.4 million and primarily reflected our net loss of $52.8 million and an $8.4 million net change in our operating assets and liabilities, offset by noncash charges of $4.3 million in stock-based compensation and $1.7 million in depreciation expense and amortization of investments.
Net Cash (Used in) Provided by Investing Activities
During the nine months ended September 30, 2022, net cash provided by investing activities was $18.0 million, of which $28.9 million represents the net change in investments and $10.9 million was used to purchase property and equipment, primarily attributable to our continued efforts to bring in-house certain process development, manufacturing and laboratory capabilities.
During the nine months ended September 30, 2021, net cash used in investing activities was $36.0 million, of which $30.1 million represents the net change in investments and $5.9 million was used to purchase property and equipment, primarily attributable to our continued efforts to bring in-house certain process development, manufacturing and laboratory capabilities.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $0.2 million and was primarily from the exercise of stock options and purchases pursuant to our employee stock purchase plan.
During the nine months ended September 30, 2021, net cash provided by financing activities was $1.6 million and was primarily from the exercise of stock options and purchases pursuant to our employee stock purchase plan.
Contractual Obligations and Other Commitments
See Note 5 and Note 7 to our financial statements found elsewhere in this Quarterly Report on Form 10-Q for additional disclosures.
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
We are also a “smaller reporting company” as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of the year ending December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On January 31, 2022 and February 11, 2022, putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York against us and certain of the Company’s officers and directors. The cases were consolidated on June 2, 2022, and the plaintiffs filed an amended complaint on July 1, 2022. The amended complaint cites the volatility in the Company’s common stock and alleges that the defendants made or are responsible for misleading omissions regarding the Company’s clinical trial results and collaboration agreement with Takeda. The parties reached a settlement in principle of the plaintiffs’ claims in the amount of $1.4 million on November 2, 2022 that is subject to a definitive settlement agreement, notice to stockholders and court approval.
We are not presently a party to any other legal proceedings that in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.
Item 1A. Risk Factors
Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.
Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.
Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.
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

4.1
Form of common stock certificate of Shattuck (incorporated by reference from Exhibit 4.1 of Shattuck’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 8, 2020 (Commission File No. 333-248918))

4.2
Second Amended and Restated Investors’ Rights Agreement, dated as of June 12, 2020, by and among Shattuck Labs, Inc. and certain of its stockholders (incorporated by reference from Exhibit 4.2 of Shattuck’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 8, 2020 (Commission File No. 333-248918))

10.1
Sales Agreement, dated July 29, 2022, between Shattuck Labs, Inc. and SVB Securities LLC (incorporated by reference from Exhibit 10.1 of Shattuck’s Current Report on Form 8-K filed on July 29, 2022 (Commission File No. 001-39593))

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

Shattuck Labs, Inc.

Date: November 9, 2022	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: November 9, 2022	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)