Form 10-K
period 2022-12-31
Shattuck Labs, Inc.
filed 2023-02-23
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, was approximately $110,520,086, based on the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 1, 2023, the registrant had 42,449,087 shares of common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2023, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Auditor Firm ID:	185	Auditor Name:	KPMG LLP	Auditor Location:	Austin, TX, USA

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
•our ability to enroll patients in our clinical trials;
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
•our financial performance; and
•developments relating to our competitors and our industry, including competing product candidates and therapies
There may be other factors that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this Annual Report on Form 10-K, including factors disclosed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

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
Our lead product candidate, SL-172154, is designed to simultaneously inhibit the CD47/SIRPα macrophage checkpoint interaction and activate the CD40 costimulatory receptor to induce an antitumor immune response. Coupling CD40 activation with CD47 inhibition differentiates SL-172154 from all other clinical-stage CD47/SIRPα inhibitors in development, and in our published preclinical studies, SL-172154 resulted in superior antitumor immunity as compared to certain CD47/SIRPα inhibitors. We are pursuing a broad clinical development strategy in both solid and hematologic tumors, with multiple ongoing clinical trials. SL-172154 is in an ongoing Phase 1 clinical trial for the treatment of patients with ovarian cancer. We are also evaluating SL-172154 in an ongoing Phase 1 clinical trial for the treatment of patients with certain hematologic malignancies, including acute myeloid leukemia, or AML, and higher-risk myelodysplastic syndromes, or HR-MDS. We believe our clinical development plan may provide both first-in-class and best-in-class development opportunities for SL-172154.
We believe that data shared to date in human cancer patients have demonstrated that the unique protein engineering and physical properties of the ARC platform have led to a differentiated profile in terms of safety and on-target immune activation, demonstrated by unique pharmacodynamic findings, as compared to monoclonal or bispecific antibodies.
In addition to our clinical-stage ARC product candidate, we possess a deep pipeline of potential product candidates in preclinical development. As an example, SL-9258, an ARC compound in preclinical development, is designed to inhibit the TIGIT/PVR checkpoint interaction while simultaneously activating HVEM and LTβ costimulatory receptors.
Furthermore, our expertise in dual-sided fusion proteins has led to the development of a second novel platform technology. We call this our gamma delta T cell engager, or GADLEN™, platform. The most advanced compounds from this platform are a CD20-directed GADLEN and a B7-H3-directed GADLEN.
Longer-term, we are pursuing additional disease areas, including autoimmune diseases, where our dual-sided fusion protein platforms may provide advantages over current treatment modalities.
Our Pipeline
Our lead product candidate, SL-172154, is designed to simultaneously inhibit the CD47/SIRPα macrophage checkpoint interaction and activate the CD40 costimulatory receptor to induce an antitumor immune response. Coupling the costimulatory effect of CD40 activation with CD47 inhibition differentiates SL-172154 from other CD47/SIRPα inhibitors in clinical development. In clinical studies, we believe that SL-172154 has further differentiated from other CD47/SIRPα inhibitors both in terms of safety and tolerability and has demonstrated pharmacodynamic evidence of potent CD40 activation in human cancer patients.
We are conducting a Phase 1 clinical trial evaluating SL-172154 in patients with platinum-resistant ovarian cancer. In November 2021, at the 36th annual meeting of the Society for Immunotherapy Cancer, or the SITC Meeting, we announced initial data from 15 patients in the first four dose-escalation cohorts from our Phase 1A monotherapy dose-escalation clinical trial. These data demonstrated that SL-172154 was well tolerated through 3 mg/kg, with no treatment-related grade 3 or greater adverse events. Near-complete target occupancy on leukocytes was observed for both CD47 and CD40 at 3 mg/kg. We also observed pharmacodynamic activity, including dose-dependent margination of CD40 expressing leukocytes from the peripheral blood and dose-dependent increases in cytokines, such as IL-12, that are associated with antitumor immunity.
Subsequently, we completed the Phase 1A monotherapy dose-escalation clinical trial. We completed enrollment at the anticipated top dose level of 10 mg/kg, which was the maximum administered dose. A maximum tolerated dose was not reached in this clinical trial. The data collected through 10 mg/kg demonstrated that the pharmacodynamic activity, including increased serum cytokines and margination of CD40 positive leukocytes, observed at 3 mg/kg was maintained through 10 mg/kg, with no evidence of a “bell shaped” dose response curve. As a result, we selected the 3 mg/kg dose level to advance into the Phase 1B combination cohorts in platinum-resistant ovarian cancer patients.

We have initiated a Phase 1B clinical trial with two combination cohorts due to the observation of monotherapy immunologic activity across the administered dose range, as described above, and because multiple approved agents in the platinum-resistant ovarian cancer patient population are known to provide the prophagocytic, or “eat me”, signal necessary to drive efficacy in the setting of CD47 inhibition. We have initiated a combination cohort evaluating SL-172154 in combination with liposomal doxorubicin, and a second combination cohort evaluating SL-172154 in combination with mirvetuximab soravtansine, in patients with platinum-resistant ovarian cancer. We expect to announce additional data from the Phase 1A monotherapy dose-escalation clinical trial and initial data from the Phase 1B cohort in combination with liposomal doxorubicin midyear 2023.
In addition to evaluating SL-172154 in solid tumors, we have initiated our clinical trial of SL-172154 in certain hematologic malignancies. We are conducting a Phase 1A/B clinical trial in patients with AML and HR-MDS, wherein patients will be enrolled into either a Phase 1A monotherapy cohort or Phase 1B combination cohort in a staggered parallel design. In HR-MDS and TP53 mutant AML, we intend to study SL-172154 in combination with azacitidine. In AML, we intend to study SL-172154 in combination with azacitidine and venetoclax. We expect to announce initial data, as monotherapy and in combination, from the dose-escalation portion of this Phase 1A/B trial in the first half of 2023.
We are leveraging our proprietary ARC and GADLEN platforms to discover and develop dual-sided, bi-functional fusion protein product candidates. We own, or have exclusively licensed, the intellectual property rights to our product candidates.
The following table highlights our clinical-stage product candidate and selected preclinical compounds:
In addition to our clinical-stage ARC product candidate, we possess a deep pipeline of preclinical immuno-oncology compounds. As an example, SL-9258 is designed to inhibit the interaction between TIGIT and its known ligands, including PVR, PVRL2, PVRL3, and NECTIN-4, while simultaneously activating HVEM and LTβ receptors with two preformed LIGHT trimers. With the addition of HVEM and LTβ receptor activation, we believe this compound is a highly differentiated TIGIT inhibitor. Utilizing a proprietary animal model of PD-1 acquired resistance, SL-9258 demonstrated differentiation from antibody-mediated TIGIT blockade in its ability to overcome checkpoint inhibitor acquired resistance.
In addition to our preclinical ARC compounds, we have a pipeline of preclinical GADLEN compounds. The two most advanced compounds from our GADLEN platform are a CD20-directed GADLEN and a B7-H3-directed GADLEN. We have shared in vitro preclinical data demonstrating that the CD20-directed GADLEN stimulated human gamma delta T cells to target and kill human CD20 expressing B cells. Additionally, we conducted a non-GLP (as defined below) non-human primate study that demonstrated that the CD20-directed GADLEN was both well tolerated and led to B cell depletion in a dose-dependent manner. The CD20-directed GADLEN may have therapeutic utility in certain autoimmune indications, via depletion of autoantibody producing CD20-positive B-cells. The B7-H3-directed GADLEN may have therapeutic utility in certain solid tumors. We plan to provide additional detail and further guidance on our GADLEN platform in 2023.
In February 2023, following completion of our Phase 1 dose-escalation clinical trial of SL-279252 in patients with advanced solid tumors, and evaluation of the relevant data, we discontinued clinical development of SL-279252. We did not observe an overall response rate necessary to justify continued development in a very difficult PD-1 relapsed/refractory patient population.

Our Platforms
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
We believe that the totality of our clinical data generated to date, from multiple ARC-derived product candidates and across multiple indications, provide strong evidence that our ARC compounds can uniquely activate members of the TNF superfamily by addressing certain structural properties of these receptors. For example, our clinical data demonstrate that high levels of receptor occupancy of CD40 are achievable with an ARC, and that the “bell shaped” dose-response curve observed with antibodies was not seen in humans treated with SL-172154. Instead, we believe that the pharmacodynamic data indicate that SL-172154 may more effectively activate CD40-dependent pharmacodynamic effects in human cancer patients, in a manner that allows this pathway to be appropriately drugged and may provide benefit in the treatment of cancer patients.
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
Our GADLEN Platform
Our expertise in engineering dual-sided, bi-functional fusion proteins has enabled the development of our GADLEN platform, which is designed to leverage gamma delta T cells for the treatment of cancer and autoimmune disorders.

The therapeutic utilization of gamma delta T cells represents an emerging approach for the treatment of cancer. This approach may be particularly beneficial in targeting tumors that are not addressable by alpha beta T cells. Additionally, as immunotherapies that stimulate alpha beta T cell-dependent immune response are increasingly utilized across cancer treatment paradigms, we expect the proportion of patients who will become refractory to alpha beta T cell-mediated therapies will also increase over time, creating an opportunity for therapeutics which harness the antitumor activity of gamma delta T cells.
A majority of T cells in the human body bear an alpha beta T cell receptor, which recognizes tumor antigens presented on major histocompatibility complex, or MHC, molecules. Some cancer cells reduce the expression of MHC molecules or tumor antigens, rendering those cancer cells invisible to most alpha beta T cells. The predominant gamma delta T cell population in the peripheral blood expresses the V gamma 9 / V delta 2 T cell receptor and is activated by a heterodimer consisting of butyrophilin 2A1 and butyrophilin 3A1. Thus, therapeutics which are designed to display a heterodimer of butyrophilin 2A1 and 3A1 may provide a means of modulating gamma delta T cells in vivo. We have leveraged our expertise in engineering dual-sided bi-functional fusion proteins to develop a suite of heterodimerized butyrophilin proteins connected to antigen-targeted single chain antibody fragments.
GADLEN compounds are comprised of two distinct fusion protein chains, and an engineered Fc linker domain that facilitates heterodimerization between the two chains. As shown in Figure 3 below, the assembled GADLEN compound contains the extracellular domains of heterodimerized butyrophilin proteins on one side and is linked to tumor antigen specific single chain antibody fragments on the opposite side. The gamma delta T cell receptors recognize and are activated by specific butyrophilin protein heterodimers. Thus, the GADLEN construct is designed to facilitate targeting of specific gamma delta T cells to tumor cells expressing a defined antigen.
Figure 3—GADLEN Platform Overview
To demonstrate the feasibility of the GADLEN approach, a murine GADLEN construct was developed incorporating a butyrophilin 1, or BTNL1, and butyrophilin 6, or BTNL 6, heterodimer and an scFv domain targeting the CD19 antigen. In both mice and humans, gamma delta T cells represent approximately 2% to 5% of the total T cell population, as shown in Figure 4 below, in a murine model. We treated mice on Days 0, 3, and 6 with the murine GADLEN, mBTNL1/6-Fc-CD19scFv. We observed dose-dependent expansion of the endogenous gamma delta T cell compartment to approximately 12% of all T cells 24 hours after the second treatment. Concurrent with expansion, mBTNL1/6-Fc-CD19scFv also caused activation of murine gamma delta T cells, as demonstrated by upregulation of the CD69 activation marker, shown in Figure 4 below. Murine B cells express CD19, and therefore were a potential target of gamma delta T cells following treatment with mBTNL1/6-Fc-CD19scFv. Accordingly, we observed depletion of the endogenous B cell compartment concurrent with gamma delta T cell expansion and activation following treatment with mBTNL1/6-Fc-CD19scFv, as shown in Figure 4 below. Importantly, when mice with established CD19 positive tumors were treated with mBTNL1/6-Fc-CD19scFv, dose-dependent reduction in tumor growth and rejection was observed.

Figure 4—Dose Dependent Gamma T Cell Expansion, Activation, and Killing Activity Following Administration of the GADLEN Compound mBTNL1/6-Fc-CD19scFv
As a result of these data, we have developed multiple human GADLEN compounds. A human GADLEN compound comprising a heterodimer of BTN2A1 and BTN3A1, adjoined via an engineered Fc linker to a CD20 antigen specific scFv domain, was shown in our preclinical model systems to stimulate human gamma delta T cells to target and kill human CD20-expressing B cells in a dose-dependent manner.
We believe that gamma delta T cell engagers may also have a broader therapeutic window than CD3-directed T cell engagers, both because gamma delta T cells represent a smaller proportion of the overall T cell pool in humans, and because gamma delta T cells do not recognize traditional MHC/antigen complexes. To explore this hypothesis, we evaluated the CD20-targeted GADLEN in a non-GLP, dose-range finding and safety study in non-human primates. These data demonstrated that the CD20-targeted GADLEN was well tolerated through at least 25 mg/kg in non-human primates, with no evidence of cytokine release syndrome, and led to rapid and dose-dependent depletion of CD20-expressing B cells within a few hours in non-human primates.
We believe these studies indicate that GADLEN compounds may enable therapeutic modulation of gamma delta T cells in vivo, and that GADLEN compounds may be designed to activate tissue-restricted populations of endogenous gamma delta T cells to target specific tumor antigens in both solid and liquid tumors, and with potential therapeutic utility in autoimmune disorders.
We plan to provide additional detail and further guidance in 2023.
Our Strategy
Our goal is to become the world leader in the discovery, development, and commercialization of dual-sided, bi-functional fusion proteins for the treatment of cancer and autoimmune diseases. We plan to achieve this by utilizing our proprietary ARC and GADLEN platforms to create novel therapeutics to treat patients who lack effective treatment options. Key elements of our strategy include:
•Rapidly advancing our clinical-stage ARC product candidate, SL-172154, through clinical development and marketing approval
•Leveraging our ARC and GADLEN platforms to rapidly advance additional product candidates into clinical development
•Continuing to augment our fusion protein manufacturing capabilities
•Collaborating with leading biopharmaceutical companies
•Building on our culture of R&D excellence and continuing to out-innovate ourselves
•Deepening our intellectual property portfolio to continue to protect our platform technologies and product candidates
Our ARC Product Candidate
SL-172154: A Dual CD47/SIRPα Blocking and CD40-Activating ARC Compound
Clinical Data to Date
In November 2021, at the SITC Meeting, we presented data from the dose-escalation portion of our completed Phase 1A dose-escalation clinical trial of SL-172154 as monotherapy in heavily pretreated platinum-resistant ovarian cancer patients. As of a September 15, 2021 data cutoff, we had enrolled a total of 15 patients across four dose levels ranging from 0.1 mg/kg to 3 mg/kg. Dose escalation was conducted according to the Modified Toxicity Probability Interval-2 trial design. Patients received SL-172154 on either a weekly schedule or, after doses on day one, day eight, and day 15, a bi-weekly schedule. The patients treated as of September 15, 2021 were heavily pretreated with a median of five prior lines of systemic therapies.

As of October 7, 2021, 14 of the 15 patients treated with SL-172154 in platinum-resistant ovarian cancer had a post-baseline scan at eight weeks and were evaluable for efficacy. Four patients had stable disease as best response including one patient with stable disease of 16 weeks or greater at 0.3 mg/kg and nine had progressive disease.
Subsequently, we completed our Phase 1A monotherapy dose-escalation clinical trial in patients with platinum-resistant ovarian cancer. In this clinical trial, 10 mg/kg was defined as the maximum administered dose, and a maximum tolerated dose was not reached. To date, SL-172154 has been generally well tolerated. We observed a single dose-limiting toxicity of elevated liver enzymes in a single patient at the 10mg/kg dose level. We also frequently observed infusion-related reactions, which are manageable by slowing the rate of infusion and/or by the administration of certain premedication(s). Importantly, however, we have not observed dose-limiting hemolytic anemia, thrombocytopenia or other cytopenias (toxicities which have limited the development of some CD47 inhibitors). We believe that SL-172154 may have a differentiated safety profile, which may be due to the lack of an Fc gamma receptor binding Fc domain.
We have observed high levels of target occupancy of SL-172154 on both CD47 and CD40 through 10 mg/kg. As shown in Figure 5, we observed preferential binding of SL-172154 to CD47 positive leukocytes compared to red blood cells. Binding to leukocytes approached near-full CD47 target occupancy at doses greater than 1 mg/kg.
Figure 5—CD47 Targets Occupancy of SL-172154 on White Blood Cells and Red Blood Cells
We have also observed unique pharmacodynamic effects consistent with on-target CD40 activation. Immediately post-infusion of SL-172154, a rapid, dose-dependent margination of CD40 positive B cells from the circulation was observed, as shown in Panel A and Panel B of Figure 6. We also observed an increase in B cell activation markers CD86 and CD95 following each infusion of SL-172154, as shown in Panel C of Figure 6. Additionally, increases in on-target cytokines such as IL-12, CCL2, CCL3, CCL4 and CCL22 have been observed following each infusion of SL-172154. No evidence of a bell-shaped dose response curve was observed through 10 mg/kg, a dose at which high levels of CD40 target occupancy were observed.
Figure 6—CD40 Activation of SL-172154 with Dose-Dependent Margination and Activation B Cells
In paired biopsies collected from our Phase 1A clinical trial in patients with platinum-resistant ovarian cancer, we have observed increases in CD68 positive macrophages as well as both CD40 and MHC Class II activation markers in the tumor microenvironment, consistent with induction of an innate immune response. Additionally, we have seen an increase in PD-L1 expression by the combined positive score, suggesting that the increase in tumor-infiltrating CD8 positive T cells induced a local interferon response. We have also observed increases in Ki67 positive CD8 T cells and the Granzyme B positive CD8 T cells. These findings are consistent with the postulated mechanism of action of SL-172154: simultaneous CD47 inhibition and CD40 activation bridging an innate to adaptive immune response.
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
We have completed our Phase 1A monotherapy dose-escalation clinical trial in patients with platinum-resistant ovarian cancer. In this clinical trial, we reached a maximum administered dose of 10 mg/kg. We did not reach a maximum tolerated dose. We are evaluating SL-172154 in a Phase 1B combination dose-escalation and dose-expansion clinical trial in platinum-resistant ovarian cancer in combination with liposomal doxorubicin. We have selected a starting dose of 3 mg/kg of SL-172154 in this trial. Our protocol allows for further dose escalation in the combination, if warranted. Liposomal doxorubicin is a standard-of-care chemotherapy for this patient population. According to the literature, liposomal doxorubicin upregulates calreticulin, an endogenous “eat me” signal, on the surface of tumor cells. Consequently, we believe that liposomal doxorubicin is an attractive combination partner due to upregulation of calreticulin and induction of immunogenic cell death. In in vivo preclinical studies, we observed improved anti-tumor activity with the combination of liposomal doxorubicin and SL-172154 compared to liposomal doxorubicin alone or SL-172154 alone. Furthermore, because the overall response rate of this patient population to liposomal doxorubicin is approximately 10%, there is significant opportunity for improved response rates in combination with SL-172154, wherein we believe the contribution of SL-172154 will be discernible.
In addition to our combination strategy of SL-172154 in combination with liposomal doxorubicin, we are evaluating SL-172154 in a Phase 1B combination dose-escalation and dose-expansion clinical trial in platinum-resistant ovarian cancer in combination with mirvetuximab soravtansine, marketed by ImmunoGen, Inc, or ImmunoGen. Mirvetuximab soravtansine is an antibody-drug conjugate targeting folate receptor alpha, or FRα, which provides for both direct tumor cell killing as well as enhanced macrophage phagocytosis through binding with Fc gamma receptors, and has received accelerated approval for platinum-resistant ovarian cancer patients whose tumors are shown to be FRα positive, defined as ≥75%, as determined by the VENTANA FOLR1 (FOLR1-2.1) Assay, using the PS2+ scoring method. Pre-clinical studies have shown that both of these mechanisms may be complementary to the mechanism of SL-172154 by enhancing the activity of macrophages to phagocytose FRα- expressing ovarian cancer cells, and that SL-172154 may broaden the activity of mirvetuximab soravtansine, particularly for patients with tumors that express lower levels of FRα.
We intend to enroll patients with broader FRα expression, including those with “high” (greater than ≥75% of tumor cells staining with 2+ intensity), “medium” (≥50% to <75% of tumor cells staining with 2+ intensity), and “low” (≥25% to <50% of tumor cells staining with 2+ intensity) expression of FRα, as determined by the VENTANA FOLR1 (FOLR1-2.1) Assay, using the PS2+ scoring method. Based on our preclinical data, we believe that the addition of SL-172154 to mirvetuximab soravtansine will increase responses rates in the “medium” and “low” expressors of FRα and/or potentially provide a more durable response across the entire spectrum of FRα expressors.
We expect to announce complete data from the Phase 1A monotherapy dose-escalation trial and initial data from the Phase 1B combination clinical trial with liposomal doxorubicin midyear 2023. Additionally, we expect to announce initial data from the Phase 1B combination clinical trial with mirvetuximab soravtansine in the second half of 2023.
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
We are conducting the Phase 1B dose-escalation portion of this trial of SL-172154 in combination with azacitidine in a parallel staggered manner. Monotherapy dose-escalation and initial dose-escalation combination cohorts are anticipated to be in a heavily pretreated, predominantly refractory patient population. Once a recommended dose and schedule have been determined in combination with azacitidine, we plan to enroll patients in expansion cohorts in combination with azacitidine, with or without venetoclax, depending on the indication.
As a class, CD47 inhibitors have demonstrated clinical activity in both AML and HR-MDS, in combination with these standard-of-care chemotherapies that provide the requisite “eat me” signals. We see an opportunity for SL-172154 to continue to differentiate from other compounds in the field due to the combined effects of CD47 blockade and CD40 costimulation. Specifically, we believe that our preclinical and initial clinical data from our Phase 1A clinical trial in ovarian cancer indicate that SL-172154 may differentiate from other CD47/SIRPα inhibitors in one or more of the following ways:
•Improved overall response rate due to CD40-mediated activation of both innate and adaptive immunity
•Improved response durability due to enhanced CD40-mediated activation of adaptive immunity
•Differentiated safety profile due to the absence of dose-limiting anemia or thrombocytopenia
We expect to announce initial data, as monotherapy and in combination, from the dose-escalation portion of this Phase 1A/B trial in the first half of 2023.
Following the COVID-19 pandemic, we have experienced delays in our clinical trials of SL-172154. In particular, we have experienced: delays with certain third-party vendors supporting this trial, including third-party manufacturers; difficulty procuring sufficient quantities of raw materials required for our manufacturing processes; and staffing shortages at many clinical trial sites. We expect to continue to experience some or all of these delays in the future.
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
To date, we have conducted extensive preclinical studies of SL-172154 that have demonstrated the following:
•Specific binding to CD47 and CD40 with high picomolar affinity
•A significant increase in macrophage-mediated phagocytosis of tumor cells
•Durable receptor occupancy to CD47 expressing cells
•Dose-dependent CD40-mediated pharmacodynamic activity
•The activation of antigen presenting cells by a CD40-induced type I interferon response
•Dose-dependent increases in multiple anti-cancer cytokines in both non-human primates and by human lymphocytes
•Dose-dependent activation of a CD8 positive T cell response, which was responsible for tumor cell killing
•Superior tumor rejection as compared to CD47 inhibitory antibodies, CD40 agonist antibodies, or the combination thereof, in mouse tumor models
Taken together, we believe these data demonstrate the potential ability of SL-172154 to activate and bridge the adaptive and innate immune responses.
We performed standard in vitro tumor cell phagocytosis assays to demonstrate whether SL-172154 enhanced macrophage-mediated phagocytosis of various tumor cell lines, both alone and in combination with tumor-targeted ADCP-competent antibodies. As shown in Figure 7 below, consistent with the mechanism of action of CD47 blocking agents, SL-172154 significantly enhanced the ability of macrophages to phagocytose tumor cells in the presence of tumor-targeted ADCP-competent antibodies. Additionally, SL-172154 potentiated macrophage-mediated phagocytosis of tumor cells that expressed calreticulin, a well-established “eat me” signal expressed on the surface of cells marked for phagocytosis.

Figure 7—Tumor Phagocytosis Activity of SIRPα-Fc-CD40L with or without ADCP-competent Antibodies
Human monocyte derived macrophages were co-cultured with HCC1954, A431, HCC827, or Caov-3 cells in the presence of an IgG negative control, SL-172154, an ADCP-competent tumor-targeted antibody, including Trastuzumab or Cetuximab, or the combination of SL-172154 and the ADCP-competent tumor-targeted antibody. After two hours, the proportion of tumor cells phagocytosed by human macrophages was determined and reported as the phagocytosis index.
We also performed standard in vitro tumor cell phagocytosis assays to demonstrate whether SL-172154 enhanced macrophage-mediated phagocytosis across a range of tumor cells expressing varying levels of FRα expression, both alone and in combination with mirvetuximab soravtansine, an antibody drug conjugate, or ADC, composed of a FRα-binding antibody, cleavable linker, and the maytansinoid payload DM4, a potent tubulin-targeting agent, designed to kill the targeted cancer cells. As shown in Figure 8 below, consistent with the mechanism of action of CD47 blocking agents, SL-172154 significantly enhanced the ability of macrophages to phagocytose tumor cells in the presence of mirvetuximab soravtansine.
Figure 8—In Vitro Tumor Phagocytosis Activity of SIRPα-Fc-CD40L with or without Mirvetuximab Soravtansine
Ovarian cancer cells KB, IGROV1, or MES-OV, that express varying levels of cell surface FRα were cultured with human monocyte derived macrophages in the presence of a vehicle control, SL-172154, mirvetuximab soravtansine, or the combination of SL-172154 and mirvetuximab soravtansine. After treatment, the proportion of tumor cells phagocytosed by human macrophages was determined and reported as the phagocytosis index.
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
Clinical Trial Collaboration and Supply Agreement with ImmunoGen
On February 4, 2022, we entered into a Clinical Trial Collaboration and Supply Agreement, or the Clinical Trial Collaboration Agreement, with ImmunoGen. Pursuant to the Clinical Trial Collaboration Agreement, ImmunoGen will supply us with a sufficient quantity of mirvetuximab soravtansine for use in our Phase 1B combination cohort evaluating SL-172154 in combination with mirvetuximab soravtansine in patients with platinum-resistant ovarian cancer, or the Study. We will bear all other costs associated with the conduct of the Study, except that ImmunoGen will reimburse us for $2.0 million of the costs we incur. We have sole authority over the design, conduct, and control of the Study. We will provide ImmunoGen with a final study report, or the Final Study Report, relating to the Study promptly following completion thereof.
Unless sooner terminated, the term of the Clinical Trial Collaboration Agreement continues until the delivery of the Final Study Report. We may terminate earlier upon 60 days’ written notice for any reason; provided, that if the Study is underway at the time of such notice, such termination will only be effective 60 days following the parties’ mutual agreement on a written plan for the winddown or termination of the Study. ImmunoGen may terminate earlier if it believes, in good faith, that mirvetuximab soravtansine is being used in the Study in an unsafe manner or that the Study may unreasonably affect patient safety. In addition, either party may terminate the agreement due to a material breach by the other party (subject to a cure period), if either party determines in good faith, based on a review of the clinical data or other information, that the Study poses imminent danger to patients, if a regulatory authority takes any action that causes it to be unreasonable for, or otherwise prevents, the terminating party from supplying its compound for the Study, or if a party withdraws any applicable regulatory approval for its compound or discontinues development of its compound for any reason.
Nighthawk License Agreement
In June 2016, we entered into an Exclusive License Agreement, or the Nighthawk License Agreement, with Nighthawk Biosciences, Inc. (f/k/a Heat Biologics Inc.), or Nighthawk. The Nighthawk License Agreement was subsequently amended in November 2016, December 2016, and March 2017. Pursuant to the Nighthawk License Agreement, Nighthawk granted to us (1) a worldwide, sublicensable exclusive license to research, develop, manufacture, and commercialize products under three provisional patent applications, including all patents issuing from such applications, or the Fusion Protein Patent Rights, and (2) a worldwide, sublicensable nonexclusive license to research, develop, manufacture, and commercialize certain know-how owned and controlled by Nighthawk related to the Fusion Protein Patent Rights.
Under the Nighthawk License Agreement, Nighthawk was required to conduct certain research and development services under a mutually-agreed upon research and development plan and Nighthawk was eligible to receive financial support from us for these efforts. Effective March 2017, Nighthawk completed all research and development services under the Nighthawk License Agreement and assigned to us three patent applications and all data derived from the research and development activities, referred to collectively as the Research Services Inventions. Pursuant to the terms of the Nighthawk License Agreement, we are obligated to use commercially reasonable efforts to diligently research and develop at least one product covered by the Fusion Protein Patent Rights, including the obligation to file an Investigational New Drug, or IND, application for such product. Our development efforts to date, including the development of SL-279252 and certain other ARC compounds, satisfy these obligations. In addition, we are to provide annual reports to Nighthawk on or before the anniversary of the effective date of the Nighthawk License Agreement to inform Nighthawk of our progress.
Unless sooner terminated or extended, the term of the Nighthawk License Agreement continues until the later of (1) 20 years following the effective date, and (2) the expiration of the last-to-expire royalty term. Either party may terminate the agreement due to a material breach by the other party (subject to a 90-day cure period) or if the other party files for bankruptcy. In the event we terminate the Nighthawk License Agreement due to a material breach by Nighthawk, Nighthawk must assign to us all right, title, and interest in the patent rights licensed under the Nighthawk License Agreement.
In addition to an upfront payment of $50,000, which we made in 2016, the Nighthawk License Agreement requires us to make further payments to Nighthawk in the future of up to $20.6 million in the aggregate for the achievement of specified development, regulatory, and commercial sale milestones for certain licensed products. We are also required to pay Nighthawk a percentage of certain upfront fees or other non-royalty payments that are not tied to milestone events which we receive in connection with certain sublicenses of the Fusion Protein Patent Rights. We are also required to pay Nighthawk a royalty on all worldwide net sales by us, our affiliates, and sublicenses of certain licensed products in the low single digits. Royalties are payable, on a product-by-product and country-by-country basis, commencing on the first commercial sale of such product and continuing until the last-to-expire valid patent claim to the licensed patent rights that cover such product in that country.

Manufacturing and Supply
By working with third-party vendors to conduct activities in compliance with current Good Manufacturing Practices, or cGMP, we have invested significant resources to identify and scale up a suitable manufacturing process for our product candidates and ARC compounds, including SL-172154. Currently, ARC compounds are produced by mammalian cell lines commonly used in the manufacture of monoclonal antibodies, including Chinese hamster ovary, or CHO, cells. SL-172154 has achieved cell culture titer greater than two grams per liter, and another ARC compound has achieved titers exceeding seven grams per liter. Purification of ARC compounds initially utilizes affinity chromatography directed to the Fc domain for capture, and subsequent chromatography steps are designed to remove process-related impurities including CHO derived DNA and proteins.
To date, we have manufactured bulk drug substance, or BDS, for our product candidates utilizing the services of a limited number of third-party contract manufacturers, with whom we maintain master service agreements, pursuant to which we may manufacture BDS on a per project basis. We may terminate the master services agreements at any time for convenience in accordance with the terms of the agreement. These contract manufacturers, or we, may also terminate the master services agreements with respect to an uncured breach by the other party in accordance with the terms of the agreement. These agreements include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.
Given the complexity of manufacturing our dual-sided, bi-functional fusion proteins, our increased need for manufacturing driven by multiple clinical trial programs, and the challenges faced by biologics manufacturing facilities during the COVID-19 pandemic, we work to ensure that we have arrangements with multiple contract manufacturers to reduce the risk of single-source procurement of BDS. Additionally, we built an in-house facility to support our cell line development, manufacturing process development, analytical assay development, and non-GMP manufacturing activities.
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
With respect to our lead product candidate, SL-172154, we are aware of other competing clinical-stage therapeutics that target the CD47 pathway or the CD40 pathway, which include, but are not limited to magrolimab, evorpacept, lemzoparlimab TTI-621, TTI-622, DSP107, and APX005M.

With respect to our second proprietary platform, the GADLEN platform, we are aware of potentially competing efforts to develop compounds to utilize gamma delta t cells through various modalities for the treatment of certain cancer indications, including, but not limited to, efforts by Adicet Bio, Gamma Delta Therapeutics, ImCheck Therapeutics, and Lava Therapeutics.
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
In addition, the coverage claimed in a patent application may be significantly reduced before a patent is granted, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our products will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented, or invalidated by third parties. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide. See “Risk Factors—Risks Related to Intellectual Property and Information Technology” for a more comprehensive description of risks related to our intellectual property.
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
Intellectual property related to our most advanced programs is summarized below. We generally file patent applications directed to our key technologies and programs in an effort to secure our intellectual property positions. As of January 17, 2023, we own or exclusively license (i) more than 20 patents and more than 15 pending non-provisional patent applications in the United States and (ii) 10 patents and more than 120 pending patent applications in jurisdictions outside of the United States. We also own additional pending provisional patent applications in the United States and pending international patent applications filed under the Patent Cooperation Treaty, or PCT. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office and other patent offices may be significantly revised before issuance, if granted at all.
SL-172154 Product Candidate
As of January 17, 2023, we own or exclusively license (i) 5 patents and 5 pending non-provisional patent applications in the United States and (ii) 7 patents and more than 25 pending patent applications in jurisdictions outside of the United States (including, among others, Australia, Canada, China, Europe, and Japan) that relate to SL-172154.
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
ARC Platform
As of January 17, 2023, we own or exclusively license (i) more than 15 patents and 15 pending non-provisional patent applications in the United States and (ii) 10 patents and more than 100 pending patent applications in jurisdictions outside of the United States (including, among others, Australia, Canada, China, Europe, and Japan) that relate to the ARC platform. These include patents and/or patent applications related to SL‑172154 and other ARC compounds combining TIM3, PD‑1, SIRPα, TIGIT, CSF1R, VSIG8, or FLT3L with OX40, CD40L, 4-1BBL, or LIGHT.
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
GADLEN Platform
As of January 17, 2023, we (i) own 2 patents and 2 pending non-provisional patent application in the United States and (ii) more than 10 pending patent applications in jurisdictions outside of the United States (including, among others, Australia, Canada, China, Europe, and Japan) that relate to the GADLEN platform.
These patents and applications originate from a family generally directed to compositions and methods of treating cancer. Patents granted in this family are expected to expire in the United States in 2040, without taking potential patent term extension or adjustment into account.

Trademark Protection
As of February 3, 2023, we own a registered trademark and an allowed application for “ARC” and an allowed application for “GADLEN” with the U.S. Patent and Trademark Office. We plan to register trademarks in connection with our biological products.
Licensed Intellectual Property from Nighthawk Biosciences, Inc.
In June 2016, we entered into an exclusive license agreement with Nighthawk, pursuant to which we received an exclusive (as to the patent rights), non-transferable, sublicensable, worldwide, royalty-bearing, non-field restricted license to certain patent rights and know-how, including rights related to the ARC platform. We paid Nighthawk an initial license fee of $50,000, and we are obligated to pay Nighthawk fees upon receipt of certain sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. The Nighthawk license provides us rights in the patent family including PCT/US16/54598. As of January 17, 2023, that family includes (i) 11 patents and 2 pending non-provisional patent applications in the United States, and (ii) 7 patents and more than 25 pending applications in jurisdictions outside of the United States (including, among others, Australia, Canada, China, Europe, and Japan). We control prosecution, maintenance, and enforcement of this family of patents and patent applications.
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
•approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before the trial is commenced;
•manufacture of the proposed biologic candidate in accordance with cGMPs;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•preparation of and submission to the FDA of a biologics license application, or BLA, after completion of all pivotal clinical trials;
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
The Consolidated Appropriations Act, 2023 strengthens the FDA’s authority to require and regulate post-approval studies of accelerated approval drugs and to expedite the rescission of accelerated approval based on these post-approval studies.
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

Biosimilars and Reference Product Exclusivity
The Affordable Care Act, or ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.
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
As discussed below, the Inflation Reduction Act of 2022, or IRA, is a significant new law that intends to foster generic and biosimilar competition and to lower drug and biologic costs.
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
Civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which can be enforced through civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of federal government funds, including in federal healthcare programs, that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA. The FCA imposes mandatory treble damages and per-violation civil penalties up to approximately $25,000.
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
The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments or other transfers of value made to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning on January 1, 2023, California Assembly Bill 1278 requires California physicians and surgeons to notify patients of Open Payments.
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
In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. The IRA provides CMS with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. These price negotiations will begin in 2023. The IRA also provides a new “inflation rebate” covering Medicare patients that will take effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision will require drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. To support biosimilar competition, beginning in October 2022, qualifying biosimilars may receive a Medicare Part B payment increase for a period of five years. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.
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
Notwithstanding the Inflation Reduction Act, continued legislative and enforcement interest exists in the United States with respect to specialty drug pricing practices. Specifically, we expect regulators to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs.
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
Regulation in the European Union
European Data Laws
The collection and use of personal health data and other personal data in the EU is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679, or GDPR, which came into force in May 2018, and related data protection laws in individual EU Member States. The GDPR imposes a number of strict obligations and restrictions on the ability to process, including collecting, analyzing and transferring, personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the notification obligations to the national data protection authorities, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.
In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EU/EEA that are not considered by the EC to provide an adequate level of data protection (including the United States). Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses, or SCCs. On March 25, 2022, the EC and the United States announced that they have agreed in principle on a new Trans-Atlantic Data Privacy Framework. Following this statement, on October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Signals Intelligence Activities’, which implemented the agreement in principle. On that basis, the EC prepared a draft adequacy decision and launched its adoption procedure. While this new EU-U.S. privacy framework is expected to enter into force in 2023, there is still some uncertainty around the new framework.
Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses (punishable by uncapped fines) for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU. Guidance developed at both the EU level and at the national level in individual EU Member States concerning implementation and compliance practices are often updated or otherwise revised.
Furthermore, there is a growing trend towards the required public disclosure of clinical trial data in the EU, which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the new EU CTR, EMA disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the CTR and the GDPR, further adds to the complexity that we face with regard to data protection regulation.
With regard to the transfer of data from the EU to the United Kingdom, or UK, personal data may now freely flow from the EU to the UK since the UK is deemed to have an adequate data protection level. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force. Additionally, following the UK’s withdrawal from the EU and the EEA, companies also have to comply with the UK’s data protection laws (including the GDPR, as incorporated into UK national law), the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover.
Drug and Biologic Development Process
Regardless of where they are conducted, all clinical trials included in applications for marketing authorization for human medicines in the European EU/EEA must have been carried out in accordance with EU regulations. This means that clinical trials conducted in the EU/EEA have to comply with EU clinical trial legislation but also that clinical trials conducted outside the EU/EEA have to comply with ethical principles equivalent to those set out in the EEA, including adhering to international good clinical practice and the Declaration of Helsinki. The conduct of clinical trials in the EU is governed by the EU Clinical Trials Regulation (EU) No. 536/2014, or CTR, which entered into force on January 31, 2022. The CTR replaced the Clinical Trials Directive 2001/20/EC, (Clinical Trials Directive) and introduced a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU.
Under the former regime, which will expire after a transition period of one or three years, respectively, as outlined below in more detail, before a clinical trial can be initiated it must be approved in each EU member state where there is a site at which the clinical trial is to be conducted. The approval must be obtained from two separate entities: the National Competent Authority, or NCA, and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU member state before the commencement of the trial. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU member state where they occur.
A more unified procedure will apply under the new CTR. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU member state proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned EU Member States. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such member state. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. The CTR foresees a three-year transition period. EU Member States will work in CTIS immediately after the system has gone live. On January 31, 2023, submission of initial clinical trial applications via CTIS became mandatory, and by January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS.
Under both the former regime and the new CTR, national laws, regulations, and the applicable Good Clinical Practice, or GCP, and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines on Good Clinical Practice and the ethical principles that have their origin in the Declaration of Helsinki.
During the development of a medicinal product, the European Medical Agency, or EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use, or CHMP, on the recommendation of the Scientific Advice Working Party, or SAWP. A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application, or MAA, of the product concerned.
Drug Marketing Authorization
In the European Union, medicinal products, including advanced therapy medicinal products, or ATMPs, are subject to extensive pre- and post-market regulation by regulatory authorities at both the European Union and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products, which are genes, cells or tissues that have undergone substantial manipulation and that are administered to human beings in order to cure, diagnose or prevent diseases or regenerate, repair or replace a human tissue. Pursuant to the ATMP Regulation, the Committee on Advanced Therapies, or CAT, is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CHMP and CAT are also responsible for providing guidelines on ATMPs. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs manufacturing and control information that should be submitted in a In the EU and in Iceland, Norway and Liechtenstein (together the European Economic Area, or EEA), after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a Marketing Authorization, or MA. To obtain an MA of a drug under European Union regulatory systems, an applicant can submit an Marketing Authorization Application, or MAA, through, amongst others, a centralized or decentralized procedure.
Centralized Authorization Procedure
The centralized procedure provides for the grant of a single MA that is issued by the European Commission, or EC, following the scientific assessment of the application by the European Medicines Agency, or EMA, that is valid for all EU Member States as well as in the three additional EEA Member States. The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products, or ATMP, and medicinal products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a marketing authorization through the centralized procedure.
Under the centralized procedure, the Committee for Medicinal Products for Human Use, or CHMP, established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.
Decentralized Authorization Procedure
Medicines that fall outside the mandatory scope of the centralized procedure have three routes to authorization: (i) they can be authorized under the centralized procedure if they concern a significant therapeutic, scientific or technical innovation, or if their authorization would be in the interest of public health; (ii) they can be authorized under a decentralized procedure where an applicant applies for simultaneous authorization in more than one EU member state; or (iii) they can be authorized in an EU member state in accordance with that state’s national procedures and then be authorized in other EU countries by a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization (mutual recognition procedure).
The decentralized procedure permits companies to file identical MA applications for a medicinal product to the competent authorities in various EU Member States simultaneously if such medicinal product has not received marketing approval in any EU Member State before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The competent authority of a single EU Member State, the reference member state, is appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned member states, are subsequently required to grant a marketing authorization for their territories on the basis of this assessment. The only exception to this is where the competent authority of an EU Member State considers that there are concerns of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding for all EU Member States.
Risk Management Plan
All new MAAs must include a Risk Management Plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. An updated RMP must be submitted: (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. The regulatory authorities may also impose specific obligations as a condition of the MA. RMPs and Periodic Safety Update Reports, or PSURs, are routinely available to third parties requesting access, subject to limited redactions.
MA Validity Period
Marketing Authorizations have an initial duration of five years. After these five years, the authorization may subsequently be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the EC or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.
Additionally, the holder of a MA for an ATMP must put in place and maintain a system to ensure that each individual product and its starting and raw materials, including all substances coming into contact with the cells or tissues it may contain, can be traced through the sourcing, manufacturing, packaging, storage, transport and delivery to the relevant healthcare institution where the product is used.
Exceptional Circumstances/Conditional Approval
Similar to accelerated approval regulations in the United States, conditional MAs can be granted in the EU in exceptional circumstances. A conditional MA can be granted for medicinal products where, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, a number of criteria are fulfilled: (i) the benefit/risk balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the comprehensive clinical data, (iii) unmet medical needs will be fulfilled by the grant of the MA and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional MA must be renewed annually.

Data and Market Exclusivity
As in the United States, it may be possible to obtain a period of market and / or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received a MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining MA or placing the product on the market. New Chemical Entities, or NCE, approved in the EU qualify for eight years of data exclusivity and 10 years of marketing exclusivity.
An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.
The data exclusivity period begins on the date of the product’s first MA in the EU. After eight years, a generic product application may be submitted and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial change was authorized).
Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the European Union’s regulatory authorities to include a NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the medicinal product if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.
Orphan Designation and Exclusivity
The criteria for designating an orphan medicinal product in the European Union are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not a marketing authorization, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for marketing authorization of the medicinal product is submitted. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional marketing authorization.
The EMA’s Committee for Orphan Medicinal Products, or COMP, reassesses the orphan drug designation of a product in parallel with the review for a marketing authorization; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of marketing authorization review by the EMA and approval by the EC. Additionally, any marketing authorization granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of a marketing authorization, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.
During the 10-year period of market exclusivity, with a limited number of exceptions, the regulatory authorities of the EU Member States and the EMA may not accept applications for marketing authorization, accept an application to extend an existing marketing authorization or grant marketing authorization for other similar medicinal products for the same therapeutic indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity for an orphan-designated condition when the results of specific studies are reflected in the Summary of Product Characteristics, or SmPC, addressing the pediatric population and completed in accordance with a fully compliant Pediatric Investigation Plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.
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
Pediatric Development
In the EU, companies developing a new medicinal product are obligated to study their product in children and must therefore submit a PIP together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee, or PDCO. Companies must conduct pediatric clinical trials in accordance with the PIP approved by the EMA, unless a deferral (e.g. until enough information to demonstrate its effectiveness and safety in adults is available) or waiver (e.g. because the relevant disease or condition occurs only in adults) has been granted by the EMA. The MAA for the medicinal product must include the results of all pediatric clinical trials performed and details of all information collected in compliance with the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Medicinal products that are granted a marketing authorization, or MA, on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when a MA holder wants to add a new indication, medicinal form or route of administration for a medicine that is already authorized and covered by intellectual property rights.
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
Failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors to comply with EU laws and the related national laws of individual EU Member States governing the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of MA, statutory health insurance, bribery and anti-corruption or other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The holder of a MA for a medicinal product must also comply with EU pharmacovigilance legislation and its related regulations and guidelines, which entail many requirements for conducting pharmacovigilance, or the assessment and monitoring of the safety of medicinal products.
These pharmacovigilance rules can impose on holders of MAs the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed medicinal products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. MA holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of PSURs in relation to medicinal products for which they hold MAs. The EMA reviews PSURs for medicinal products authorized through the centralized procedure. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing MA for the product be suspended, withdrawn or varied. The agency can advise that the MA holder be obliged to conduct post-authorization Phase IV safety studies. If the EC agrees with the opinion, it can adopt a decision varying the existing MA. Failure by the MA holder to fulfill the obligations for which the EC’s decision provides can undermine the ongoing validity of the MA.
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
Sales and Marketing Regulations
The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription-only medicines is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals.
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
Human Capital Management
Shattuck Employees
As of December 31, 2022, Shattuck employed 105 full-time employees at two locations in the United States in Austin, TX and Durham, NC. During 2022, we expanded our capabilities across the two sites by hiring 34 new employees. These employees were hired to support our clinical development, preclinical research and development, and efforts associated with operating as a public company.
We may continue to hire additional employees in 2023 and beyond with a focus on increasing expertise and bandwidth in preclinical and clinical research and development and in-house process development and manufacturing. The Company continually evaluates business needs and opportunities, with a hiring philosophy that balances in-house expertise with outsourced services, and management of overall operating expense. Currently, we outsource clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.
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
Research and Development
Research and development expenses for the years ended December 31, 2022 and 2021 were $82.9 million and $56.6 million, respectively.
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
•We will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. Additional funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs, our efforts to access manufacturing capacity, and our commercialization efforts.
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
•Our compounds, including those from our ARC and GADLEN platforms, are based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval. We may not be successful in our efforts to use and expand our technology platforms to develop and commercialize our compounds and product candidates, or may experience significant delays in doing so.
•Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates or any future product candidates, which would prevent or delay or limit both the scope of regulatory approval and our ability to successfully commercialize.
•Interim, topline, or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
•Clinical drug development is a lengthy and expensive process with uncertain outcomes. If clinical trials of our product candidates are prolonged or delayed, we or any collaborators may be unable to obtain required regulatory approvals, and, therefore, be unable to commercialize our product candidates on a timely basis or at all.
•Our product candidates may have serious adverse, undesirable, or unacceptable side effects or other properties that may delay or prevent marketing approval.
•If we experience delays or difficulties initiating clinical trial sites or enrolling patients in our clinical trials, our research and development efforts, business, financial condition, and results of operations could be materially and adversely affected.
•The development and commercialization of biopharmaceutical products is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis, if at all, our business will be substantially harmed. We operate in highly-competitive and rapidly-changing industries, which may result in others discovering, developing, or commercializing competing products before or more successfully than we do.
•We rely on third parties to supply raw materials and to manufacture our product candidates. The manufacture of our product candidates is complex and our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.
•Our success depends upon our ability to obtain and maintain patents and other intellectual property rights to protect our technology, including product candidates from our ARC and GADLEN platforms, methods used to manufacture those product candidates, formulations thereof, and the methods for treating patients using those product candidates.
Risks Related to Our Business
We are an early clinical-stage biotechnology company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant operating losses since inception. For the years ended December 31, 2022 and 2021, we reported a net loss of $101.9 million and $45.0 million, respectively. As of December 31, 2022, we had an accumulated deficit of $219.0 million. We expect to continue to incur significant operating losses for the foreseeable future. To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We may never succeed in these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
Since our inception in 2016, we have devoted a significant portion of our resources to developing our product candidates, our other research and development efforts, building our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully complete product development activities, complete clinical trials (including Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions you or we may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
We will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. Additional funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs and other operations.
Based on our current business plans, we estimate that our existing cash and cash equivalents and investments will enable us to fund our operating expenses into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may materially and adversely affect the development of our product candidates. Our ability to raise additional funds will depend on financial, economic, and market conditions and other factors, over which we may have no or limited control. Additional funds may not be available when we need them, on terms that are acceptable to us or at all.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
If we raise additional capital through the sale of equity, including through our “at-the-market” offerings, or the ATM Facility, or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take certain actions, which could materially and adversely impact our ability to conduct our business.
Our compounds, including those from our ARC and GADLEN platforms, are based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval. We may not be successful in our efforts to use and expand our technology platforms to develop and commercialize our current and future product candidates, or may experience significant delays in doing so.
A key element of our strategy is to use and expand our proprietary technologies, including our ARC and GADLEN platforms, to build a pipeline of product candidates and progress these compounds and product candidates through preclinical and clinical development. Although our research and development efforts to date have resulted in a pipeline of product candidates and potential product candidates directed at various cancers and other indications, we have not received regulatory approval for any of our product candidates. The scientific research that forms the basis of our efforts to develop product candidates with our proprietary technologies, including those from our ARC and GADLEN platforms, is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our platforms is both preliminary and limited. Given the novelty of our technologies, we intend to work closely with the FDA and other regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies. To our knowledge, our dual-sided fusion protein product candidates have not previously been tested in humans and may have properties that negatively impact safety or efficacy, such as greater immunogenicity when compared to existing therapeutics. Moreover, our product candidates may have unexpected biological interactions when administered in vivo. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of our product candidates, which could result in a longer than expected regulatory review process, increase our expected development costs, and delay or prevent commercialization of our product candidates.
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
Our future growth and ability to compete depends on retaining our key personnel and recruiting additional qualified personnel. We expect to continue to expand our capabilities, and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
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
We expect to experience continued growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical operations, business development, manufacturing, regulatory affairs, quality assurance, human resources, legal, accounting and finance, and, ultimately, sales and marketing. The competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled scientific, technical, and managerial employees. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.
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
In addition, we are a small company with limited resources, our business prospects are uncertain, and our stock price is volatile. For some or all of the foregoing reasons, we may not be able to recruit all of the management, technical, and other personnel that we require or we may be unable to retain all of our existing personnel. In such event, we may be required to limit our growth and expansion efforts and our business and financial results may suffer.

Risks Related to the Development and Clinical Testing of Our Product Candidates
Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates or any future product candidates, which would prevent or delay or limit both the scope of regulatory approval and our ability to commercialize.
To obtain the requisite regulatory approvals to market and sell any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our compounds and investigational drug products are safe and effective for use in each targeted indication. Clinical testing is expensive and takes many years to complete, and its outcome is inherently uncertain. The process of obtaining regulatory approval is expensive, often taking many years following the commencement of clinical trials, and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications, patient population, and regulatory agency. As mentioned herein, our product candidates and technology platforms are novel and entail significant complexity.
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
Interim, topline, or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, topline, or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. The interim, topline, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, safety, pharmacokinetic, and pharmacodynamic data are different than, and may not be predictive of, clinical efficacy endpoints. As a result, interim, topline, or preliminary data should be viewed with caution until the final data are available.
Interim, topline, or preliminary data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Material differences between interim, topline, or preliminary data and final data could significantly harm our business prospects. Further, disclosure of interim, topline, or preliminary data by us or by our competitors could impact our ability to enroll our clinical trials and influence industry expectations, which could result in volatility in the price of our common stock and affect our ability to raise additional capital.
Clinical drug development is a lengthy and expensive process with uncertain outcomes. If clinical trials of our product candidates are prolonged or delayed, we or any collaborators may be unable to obtain required regulatory approvals, and, therefore, be unable to commercialize our product candidates on a timely basis or at all.
It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and a failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. The design of a clinical trial can determine whether its results will support approval of a product candidate, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their compounds and product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, the results of our preclinical animal studies, including our non-human primate studies, may not be predictive of the results of outcomes in subsequent clinical trials on human subjects. Product candidates in clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies.
Additionally, all of our trials, including our ongoing Phase 1 trials evaluating SL-172154, are open-label trials in which both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved therapy. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or are only moderately positive, or if there are safety concerns, our business and results of operations may be materially and adversely affected, and we may incur significant additional costs.
Our product candidates may have serious adverse, undesirable, or unacceptable side effects or other properties that may delay or prevent marketing approval and our ability to market and derive revenue from our product candidates could be compromised.
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
Results of our clinical trials could reveal a high and unacceptable severity and/or prevalence of these or other side effects. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may harm our business and financial condition significantly.
Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate.
If we experience delays or difficulties initiating clinical trial sites or enrolling patients in our clinical trials, our research and development efforts, business, financial condition, and results of operations could be materially and adversely affected.
Successful and timely completion of clinical trials will require that we initiate our clinical trial sites in a timely manner and enroll a sufficient number of patient candidates. Trials have been and may continue to be subject to delays for a variety of reasons, including as a result of delays to clinical trial site start up and initiation, patient enrollment taking longer than anticipated, fewer than expected patients who meet enrollment eligibility criteria, patient withdrawal, or adverse events.
Our clinical trials compete with other clinical trials that are in the same therapeutic areas as our product candidates and/or that seek to enroll the same specific patient populations as our clinical trials, which reduces the number and types of patients available to us. We also compete with head-to-head clinical trials, in which patients may prefer to participate, which may further reduce the number of patients available to us. Moreover, enrolling patients in clinical trials for cancer therapies is challenging, as cancer patients will first receive the applicable standard of care. Many patients who respond positively to the standard of care therapy, such as PD-1 checkpoint inhibitors, (and thus do not enroll in clinical trials) are believed to have tumor types that may have responded well to our product candidates. This may limit the number of eligible patients able to enroll in our clinical trials and could extend development timelines or increase costs for these programs. Patients who fail to respond positively to the standard of care treatment will be eligible for clinical trials of unapproved drug candidates. However, these patients may have either compromised immune function from prior administration of chemotherapy or an enhanced immune response from the prior administration of checkpoint inhibitors. Either of these prior treatment regimens may render our therapies less effective in clinical trials. We have sought and may continue to seek to mitigate these effects in the future through modification of enrollment eligibility criteria, including patients with tumor types that are not typically responsive to anti-PD-1 antibodies, or pursuing combination regimens early in clinical development to enable access to anti-PD-1 naïve patients. Additionally, patients who have failed approved therapies will typically have more advanced cancer and a poorer long-term prognosis.
If we are unable to initiate or adequately enroll our clinical trial sites in the United States, Canada, and Europe, our clinical trials may be delayed. Receiving approval for and establishing clinical trial sites in other countries may be more challenging or lengthy than in the United States. For example, we have not yet received the requisite approval to initiate our Phase 1 clinical trials for SL-172154 in Spain and we may not receive such approval, which has impacted, and may continue to impact in the future, our ability to enroll patients and the expected timeline for such trials. As a result of any of the aforementioned factors, we may in the future decide to use clinical trial sites in other parts of the world. It may be more difficult to control international clinical trials and the results may be less reliable. In addition, if the international clinical trial was conducted in a country with lower quality healthcare than in developed countries, the patients may experience side effects not experienced by patients in developed countries.
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
Current and future laws and regulations may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.
Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, which, among other provisions, included several measures intended to lower the cost of prescription drugs and enact related healthcare reforms. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.
We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial resources, we focus our research and development efforts on certain selected product candidates. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting (including the submission of safety and other post-marketing information and reports), and other possible activities relating to our product candidates are subject to extensive regulation. Obtaining approval of a BLA can be a lengthy, expensive, and uncertain process, and as a company we have no experience with the preparation of a BLA submission or any other application for marketing approval. This lengthy approval process may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. See “Business—Government Regulation—BLA Submission and Review.”
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
Certain laws and regulations require us to test our compounds on animals before initiating clinical trials involving humans. To the extent the activities of animal rights groups are successful, our research and development activities may be interrupted, delayed, or become more expensive.
Our business operations and current and future relationships with healthcare professionals, principal investigators, consultants, vendors, customers, and third-party payors are subject to applicable healthcare laws, which could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our product candidates, if approved. See “Business—Government Regulation—Other Healthcare Laws and Compliance Requirements” for a more detailed description of the laws that may affect our ability to operate.
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, as well as damages, fines, exclusion from government-funded healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming, may require significant personnel resources, and may impair our business even if we are successful in defending against such claims. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
Our employees, independent contractors, principal investigators, contract research organizations, or CROs, consultants, commercial partners, suppliers, and vendors acting for us or on our behalf may engage in misconduct or other improper activities, including noncompliance with applicable laws and regulations.
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
Our success is highly dependent on our ability to expeditiously discover, develop, and obtain marketing approval for new and innovative products on a cost-effective basis and market them successfully. With the proliferation of new therapies, including oncology drugs and immuno-therapies, we expect to face increasingly intense competition as new technologies become available. If we fail to stay at the forefront of technological innovation, we may be unable to compete effectively.
The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.
Cancer therapies are sometimes characterized by line of therapy (first, second, third, fourth, etc.), and the FDA often initially approves new therapies only for use in a particular line or lines of therapy. For example, we may initially seek approval of our product candidates as a third-line therapy for patients who have failed other approved treatments. We may subsequently seek approval as a second- and first-line therapy. There is no guarantee that our product candidates, even if initially approved, would be subsequently approved as a second or first line therapy. Because the potentially addressable patient target population for our product candidates may be limited to patients who are ineligible for or have failed prior treatments, even if we obtain significant market share for our product candidates, we may never achieve profitability.
We may pursue the development of our product candidates in combination with other approved therapeutics. If the FDA revokes approval of any such therapeutic, or if safety, efficacy, manufacturing, or supply issues arise with any therapeutic that we use in combination with one of our product candidates in the future, we may be unable to further develop and/or market our product candidate or we may experience significant regulatory delays or supply shortages, and our business could be materially and adversely affected.
We may pursue the development of our product candidates in combination with other approved therapeutics, and we may commence clinical trials of our product candidates in combination with other approved therapeutics in the future. If we were to commence a combination trial, we will not have developed or obtained regulatory approval for, nor will we manufacture or sell, any of these approved therapeutics. In addition, the combinations will likely not have been previously tested and may, among other things, fail to demonstrate synergistic activity, fail to achieve superior outcomes relative to the use of single agents or other combination therapies, exacerbate adverse events associated with one of our product candidates when used as monotherapy, or fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.
If the FDA revokes its approval of any combination therapeutic, we would not be able to continue clinical development of or market any product candidate in combination with such revoked therapeutic. If safety or efficacy issues were to arise with therapeutics that we seek to combine with, we could experience significant regulatory delays, and the FDA could require us to redesign or terminate the applicable clinical trials. In addition, we may need, for supply, data referencing, or other purposes, to collaborate or otherwise engage with the companies who market these approved therapeutics. If we are unable to do so on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate or indication, reduce or delay its development program, delay its potential commercialization or reduce the scope of any sales or marketing activities.
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
Risks Related to Our Dependence on Third Parties
We rely on third parties to supply raw materials and to manufacture our product candidates. The manufacture of our product candidates is complex and our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidates for clinical trials or, if approved, for commercial sale.
The process of manufacturing our product candidates is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls that are in compliance with current Good Manufacturing Practices, or cGMP. We do not currently own or operate any cGMP manufacturing facilities, nor do we have any in-house cGMP manufacturing capabilities. We rely on third-party contract manufacturers to produce sufficient quantities of materials required for the manufacture, transport, and storage of our compounds and product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. Such failure or substantial delay could materially and adversely harm our business.
We currently rely on a limited number of manufacturers for BDS. The loss of one or more of our current manufacturers or their failure to supply us with BDS on a timely basis could result in our inability to develop and manufacture our product candidates, which could materially and adversely affect our business. The process for identifying additional BDS manufacturers and successfully producing BDS with those manufacturers is lengthy and expensive, and there can be no assurance that any additional manufacturers will be able to successfully produce satisfactory BDS on a timely basis or at all. If we are not able to successfully produce BDS with additional manufacturers, our existing manufacturers may need to increase manufacturing capacity to meet anticipated demand, which could involve significant challenges.
Because we rely on a limited number of third-party manufacturers to provide our BDS, there can be no assurance that our supply of BDS will not be limited or interrupted, have satisfactory quality or product characteristics, or continue to be available at acceptable prices. There can also be no assurance that our manufacturers will continue to meet regulatory requirements for cGMP manufacturing. As is common in our industry, we have experienced enrollment delays in our clinical trials as a result of delays in receipt of BDS. We have limited control over the process or timing of the acquisition or manufacture of materials by our manufacturers, and cannot ensure that they will deliver to us the BDS we order on time, or at all.
In the normal course of business, the process of manufacturing our product candidates has been negatively impacted by equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes, which we have experienced, may result in reduced production yields and other supply disruptions, including delays in receipt of product candidates for our clinical trials. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, this could lead to withdrawal of our products from the market, and such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.
As part of our process development efforts, we also may make changes to our manufacturing processes at various points during development, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. We have invested in an in-house process development pilot plant to reduce our reliance on third parties for our process development efforts, however we cannot guarantee that these efforts will result in useful changes to our manufacturing processes. Any changes to our manufacturing processes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials or future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials.
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
Pharmaceutical manufacturers are also subject to extensive oversight by the FDA and comparable regulatory authorities in other jurisdictions, which include periodic unannounced and announced inspections by the FDA to assess compliance with cGMP requirements. If an FDA inspection of a manufacturer’s facilities reveals conditions that the FDA determines not to comply with applicable regulatory requirements, the FDA may issue observations through a Notice of Inspectional Observations, commonly referred to as a “Form FDA 483” report. If observations in the Form FDA 483 report are not addressed in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter or proceed directly to other forms of enforcement action. Any failure by one of our contract manufacturers to comply with cGMP or to provide adequate and timely corrective actions in response to deficiencies identified in a regulatory inspection could result in further enforcement action that could lead to a shortage of products and harm our business. The failure of a manufacturer to address any concerns raised by the FDA or foreign regulators could also lead to plant shutdown or the delay or withholding of product approval by the FDA in additional indications, or by foreign regulators in any indication. Moreover, if the FDA determines that our third-party manufacturers are not in compliance with applicable laws and regulations, including those governing cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance. Certain countries may impose additional requirements on the manufacturing of drug products or drug substances, and on manufacturers, as part of the regulatory approval process for products in such countries. The failure by our third-party manufacturers to satisfy such requirements could impact our ability to obtain or maintain approval of our products in such countries.
We rely, and expect to continue to rely, on third parties to conduct preclinical studies, nonclinical studies, and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory authorizations or approvals required to develop or commercialize our product candidates and our business could be materially and adversely affected.
We have relied, and plan to continue to rely, upon third parties, including independent clinical investigators and third-party CROs, to help establish and conduct certain preclinical studies, nonclinical studies, and clinical trials and to monitor, record, and manage data for our ongoing preclinical, nonclinical, and clinical programs. We rely on these parties for execution of certain preclinical studies and clinical trials, and control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing, and completion of these preclinical studies, nonclinical studies, and clinical trials and the management of data developed through these preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. If we or any of these third parties fail to comply with applicable good laboratory practice, or GLP, or good clinical practice, or GCP, regulations, such data may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or nonclinical studies, or clinical trials before approving our marketing applications. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
The investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, that they devote to our product candidates and clinical trials. There is a limited number of third-party service providers that specialize in or have the expertise required to achieve our business objectives. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or to do so in a timely manner or on commercially reasonable terms. If the third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines; if they need to be replaced; or if the quality or accuracy of the preclinical, nonclinical, or clinical data they obtain is compromised due to the failure to adhere to our preclinical or clinical protocols, regulatory requirements, or for other reasons, our preclinical studies, nonclinical studies, or clinical trials may be extended, delayed, or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.
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
If we are unable to obtain sufficient raw and intermediate materials on a timely basis or if we experience other supply difficulties, our business may be materially and adversely affected.
We work closely with our suppliers to ensure the continuity of supply of raw and intermediate materials but cannot guarantee these efforts will always be successful. We have experienced, and may continue to experience in the future, raw and intermediate materials supply shortages, which has contributed to manufacturing delays and impacted the progress of our clinical trials. Further, while we work to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier, and there can be no assurance that we will be able to quickly establish additional or replacement sources for some materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our product candidates in a timely or cost-effective manner and could delay completion of our clinical trials, product testing, and potential regulatory approval of our product candidates.
Risks Related to Intellectual Property and Information Technology
Our success depends upon our ability to obtain and maintain patents and other intellectual property rights to protect our technology, including product candidates from our ARC and GADLEN platforms, methods used to manufacture those product candidates, formulations thereof, and the methods for treating patients using those product candidates.
The prosecution, enforcement, defense, and maintenance of intellectual property rights is often challenging, costly, and uncertain. Contributors to these challenges and uncertainty include the early stage of our products and our intellectual property portfolio development; the unpredictability of what patent claim scope will ultimately be issued to protect our products and how the law will change or develop as to scope, length, and enforcement of patent protection; the competitive and crowded immune-

oncology space; complicated and unforgiving procedural, documentary, and fee requirements of the U.S. Patent & Trademark Office, or USPTO, and foreign patent offices; lack of perfect visibility into what our competitors are doing and the patent claim scope they are obtaining; lack of perfect ability to determine what prior art may exist; and the expense and time consuming nature of patent portfolio development across relevant jurisdictions. For at least these reasons, the issuance, scope, validity, enforceability, and commercial value of our current or future patent rights are highly uncertain. We cannot be sure that patent coverage will issue, or will be maintained, to protect our products in some or all relevant jurisdictions. We cannot be sure that we will not encounter freedom-to-operate challenges in the development and commercialization of our product candidates. We cannot be sure our trademarks and trade names are sufficient to build name recognition in our markets of interest. We cannot be sure our measures to protect our trade secrets will be sufficient. Failure to protect or enforce these rights adequately could harm our ability to develop and market our product candidates and could impair our business.
Others may challenge our patents or other intellectual property as invalid or unenforceable.
Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Even if patents do successfully issue and even if such patents cover our product candidates and extend for a commercially-relevant time, third parties may initiate invalidity, non-infringement, opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation actions in court, before patent offices, or similar proceedings challenging the validity, inventorship, ownership, enforceability, or scope of such patents, which may result in the patent claims being narrowed, invalidated, held unenforceable, or circumvented. Such challenges and potential negative results could materially and adversely affect our business.
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
Others may accuse us of infringing their intellectual property. Contested proceedings are lengthy, time consuming, and costly, and we cannot guarantee that our operations and activities do not, or will not in the future, infringe existing or future patents. We also cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims, or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to our product candidates or necessary for the commercialization of our product candidates in any jurisdiction. Furthermore, we may be subject to third-party claims asserting that our employees, consultants, contractors, collaborators, or advisors have misappropriated or wrongfully used or disseminated their intellectual property, or claiming ownership of what we regard as our own intellectual property. These and related risks to defending against third-party claims may materially and adversely affect our business.
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
Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. We cannot provide any assurances that third-party patents do not exist that might be enforced against our current technology, including our platform technologies, product candidates and their respective methods of use, manufacture, and formulations thereof, and could result in either an injunction prohibiting our manufacture, future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.
We rely, in part, on in-licensed patents and other intellectual property rights to develop and commercialize our product candidates. We may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.
Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our methods or product candidates or elements thereof, our manufacture or uses relevant to our development plans, our product candidates or other attributes of our product candidates, or our compounds, including those from our ARC or GADLEN platforms. In such cases, we may not be in a position to develop or commercialize product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, which can be expensive and time-consuming, or we may have to enter into a license agreement with the intellectual property right holder, which may not be available on commercially reasonable terms, if at all.
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
In addition, our competitors may independently develop substantially equivalent trade secrets, proprietary information, or know-how and may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, our competitors could limit our use of our trade secrets and/or confidential know-how. Under certain circumstances, and to make it more likely that we have our freedom to operate, we may also decide to publish some know-how to make it difficult for others to obtain patent rights covering such know-how, at the risk of potentially exposing our trade secrets to our competitors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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
Patents are of national or regional effect. While we will endeavor to try to protect our technologies, products and product candidates with intellectual property rights such as patents throughout the world, as appropriate, the process of obtaining patents is time-consuming, expensive, and sometimes unpredictable in other countries. In addition, differences in patent laws throughout the world may make it difficult to obtain uniform patent coverage in the jurisdictions where we have patent protection. We may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent rights at a commercially reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all markets. We have not, and will not, file for patent protection in all national and regional jurisdictions where such protection may be available. Filing, prosecuting, and defending patents on all of our research programs, compounds, and product candidates in all countries throughout the world would be prohibitively expensive, and, therefore, the scope and strength of our intellectual property rights will vary from jurisdiction to jurisdiction.
Changes in patent laws in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
Changes in either the patent laws or interpretation of the patent laws in the United States or in foreign jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the United States, there have been numerous changes to the patent laws and proposed changes to the rules of the USPTO that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the America Invents Act, enacted in 2011, involved significant changes in patent legislation. The Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. These changes to patent laws and subsequent court decisions related to patent rights have created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts and the USPTO, and similar legislative and regulatory bodies in other countries in which we may pursue patent protection, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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
•our pending patent applications might not lead to issued patents;
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
Trade secrets and/or proprietary know-how can be difficult to protect or maintain as confidential. To protect this type of information against disclosure or appropriation by competitors, we generally require our employees, consultants, contractors, collaborators, advisors, and other third parties to enter into confidentiality agreements with us. Despite these efforts, any of these parties may unintentionally or willfully breach the agreements and disclose our confidential information, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Enforcing a claim that a third party illegally obtained and is using trade secrets and/or confidential know-how is also expensive, time-consuming, and unpredictable.
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
Any sort of contested proceeding related to intellectual property, whether offensive or defensive, may cause us to incur significant expenses and would be likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities, and may impact our reputation.
There could be public announcements of the results of or developments in hearings, motions or other interim proceedings and if securities analysts or investors perceive these results or developments to be negative, it could have a material and adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Infringement or related suits against us by others could result in damages awards against us or injunction or other equitable relief precluding continued commercialization of our products. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents within prescribed time limits. If we fail to maintain the patents and patent applications covering our product candidates or if we otherwise allow our patents or patent applications to be abandoned or lapse, our competitors might be able to enter the market, which would have a material and adverse effect on our business.
Our information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches, which could materially and adversely affect our business.
In the ordinary course of our business, we collect, store, and transmit large amounts of confidential information in digital form. Despite the implementation of security measures, our information technology systems and data, and those of our current or future CROs or other contractors and consultants, are vulnerable to compromise or damage from computer hacking, malicious software, fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. While we continue to make investments to improve the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Although, to our knowledge, we have not experienced any material cybersecurity incident to date, if such an event were to occur, it could seriously harm our development programs and our business operations or subject us to litigation or regulatory actions taken by governmental authorities. See Part I, Item 1. “Business—Government Regulation—Data Privacy and Security.” Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price, stockholder value, and financial condition. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections, and paying increased insurance premiums.
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
As of February 1, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.
We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares sold through our ATM Facility or shares issued upon exercise of outstanding options or warrants, or the perception that such sales may occur, could adversely affect the market price of our common stock. We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
General Risk Factors
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
We have experienced and may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.
If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.
The trading market for our common stock depends in part upon research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. In addition, the price of our common stock could decline if one or more analysts downgrade our stock or issue other unfavorable commentary or research.
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
By disclosing information in this and in future filings required of a public company, our business and financial condition will become more visible, which has resulted in, and may in the future result in, threatened or actual litigation, including by competitors and other third parties. If those claims are successful, our business could be seriously harmed. Even if the claims do not result in litigation or are resolved in our favor, the time and resources needed to resolve them could divert our management’s resources and seriously harm our business. See the discussion of Legal Proceedings in Part I, Item 3 of this Form 10-K.
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
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. While we currently have no products that have been approved for commercial sale, the current and future use of our product candidates in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims may be made by patients that use the product, healthcare providers, pharmaceutical companies, or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially and adversely affect the market for our product candidates or any prospects for commercialization of our product candidates. Although we currently maintain adequate product liability insurance for our product candidates, it is possible that our liabilities could exceed our insurance coverage or that in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.
If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.
We are required to report upon the effectiveness of our internal control over financial reporting. To comply with the requirements of being a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we have implemented and will continue to implement additional financial and management controls, reporting systems, and procedures and we have hired and will continue to hire additional accounting and finance staff. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We are subject to the periodic reporting requirements of the Exchange Act. We have designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and Delaware law might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.
Our amended and restated certificate of incorporation and our amended and restated bylaws each contain provisions that could depress the market price of our common stock by acting to discourage, delay, or prevent a change in control of the Company or changes in our management that the stockholders of the Company may deem advantageous. As a Delaware corporation, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination specified in the statute with an interested stockholder (as defined in the statute) for a period of three years after the date of the transaction in which the person first becomes an interested stockholder, unless the business combination is approved in advance by a majority of the independent directors or by the holders of at least two-thirds of the outstanding disinterested shares. The application of Section 203 of the Delaware General Corporation Law could also have the effect of delaying or preventing a change of control of the Company.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction) is the exclusive forum for certain actions. It also provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage lawsuits. In addition, there is uncertainty as to whether a court would enforce such provisions. If a court were to find these types of provisions to be inapplicable or unenforceable, and if a court were to find the exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could materially and adversely affect our business.
Our ability to use our net operating loss carryforwards and other tax attributes may be limited.
As of December 31, 2022, we had U.S. federal and state net operating loss, or NOL, carryforwards of $118.4 million and $0.2 million, respectively, which may be available to offset future taxable income. As of December 31, 2022, we also had gross federal tax credits of $12.5 million, which may be used to offset future tax liabilities. These NOLs and tax credit carryforwards will begin to expire in 2024. Use of our NOL carryforwards and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured.
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
Item 3. Legal Proceedings
On January 31, 2022 and February 11, 2022, putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York against us and certain of the Company’s officers and directors. The cases were consolidated on June 2, 2022, and the plaintiffs filed an amended complaint on July 1, 2022. The amended complaint cites the volatility in the Company’s common stock and alleges that the defendants made or are responsible for misleading omissions regarding the Company’s clinical trial results and Collaboration Agreement with Takeda. The parties reached a settlement in principle of the plaintiffs’ claims in the amount of $1.4 million on November 2, 2022. The settlement is subject to a definitive settlement agreement, notice to stockholders and court approval. The parties filed their motion for preliminary approval of the settlement agreement with the court on December 14, 2022, and, as of February 22, 2023, that motion is pending.
We are not presently a party to any other legal proceedings that, in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.
Item 4. Mine Safety Disclosures
None.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities
Our common stock is traded on The Nasdaq Global Select Market under the symbol “STTK”. At February 1, 2023, there were approximately 31 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.
Use of Proceeds from Initial Public Offering of Common Stock
There has been no material change in our intended use of proceeds from our initial public offering, or IPO, as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 13, 2020.
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
Our lead product candidate, SL-172154, is designed to simultaneously inhibit the CD47/SIRPα macrophage checkpoint interaction and activate the CD40 costimulatory receptor to induce an antitumor immune response. Coupling CD40 activation with CD47 inhibition differentiates SL-172154 from all other clinical-stage CD47/SIRPα inhibitors in development, and in our published preclinical studies, SL-172154 resulted in superior antitumor immunity as compared to certain CD47/SIRPα inhibitors. We are pursuing a broad clinical development strategy in both solid and hematologic tumors, with multiple ongoing clinical trials. SL-172154 is in an ongoing Phase 1 clinical trial for the treatment of patients with ovarian cancer. We are also evaluating SL-172154 in an ongoing Phase 1 clinical trial for the treatment of patients with certain hematologic malignancies, including acute myeloid leukemia, or AML, and higher-risk myelodysplastic syndromes, or HR-MDS. We believe our clinical development plan may provide both first-in-class and best-in-class development opportunities for SL-172154.
We believe that data shared to date in human cancer patients have demonstrated that the unique protein engineering and physical properties of the ARC platform have led to a differentiated profile in terms of safety and on-target immune activation, demonstrated by unique pharmacodynamic findings, as compared to monoclonal or bispecific antibodies.
In addition to our clinical-stage ARC product candidate, we possess a deep pipeline of potential product candidates in preclinical development. As an example, SL-9258, an ARC compound in preclinical development, is designed to inhibit the TIGIT/PVR checkpoint interaction while simultaneously activating HVEM and LTβ costimulatory receptors.
Furthermore, our expertise in dual-sided fusion proteins has led to the development of a second novel platform technology. We call this our gamma delta T cell engager, or GADLEN™, platform. The most advanced compounds from this platform are a CD20-directed GADLEN and a B7-H3-directed GADLEN.
Longer-term, we are pursuing additional disease areas, including autoimmune diseases, where our dual-sided fusion protein platforms may provide advantages over current treatment modalities.

Overview of Operations
Since our inception in 2016, we have devoted substantially all of our resources to conducting research and development activities, including undertaking nonclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, manufacturing our product candidates, developing and perfecting our intellectual property rights, organizing and staffing our company, business planning, and raising capital. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have funded our operations as of the filing date of this Annual Report on Form 10-K through the net proceeds from our IPO of approximately $213.5 million, the sale of redeemable convertible preferred stock for approximately $152.9 million, the issuance of convertible notes for approximately $10.5 million and payments received pursuant to our collaboration agreements for approximately $82.7 million.
For the years ended December 31, 2022 and 2021, our net loss was $101.9 million and $45.0 million, respectively. We have not been profitable since inception, and as of December 31, 2022, we had an accumulated deficit of $219.0 million and $161.3 million in cash and cash equivalents and investments. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
•continue to advance the nonclinical and clinical development of our clinical-stage product candidate, SL-172154;
•initiate nonclinical studies and clinical trials for additional product candidates that we may identify in the future;
•manufacture sufficient quantities of bulk drug substance and drug product to support our ongoing and planned nonclinical studies and clinical trials;
•continue our process development efforts for our current and future product candidates;
•maintain our operational, financial, and management systems;
•retain key personnel and infrastructure to support our clinical development, research and manufacturing efforts;
•utilize our in-house process development and manufacturing capabilities;
•continue to develop, perfect, and defend our intellectual property portfolio; and
•incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company and expenses incurred in connection with ongoing and future litigation, if any.
We do not expect to generate significant product revenue unless and until we successfully complete development and obtain regulatory and marketing approval of, and begin to sell, one or more of our product candidates, if ever, which we expect will take several years. We expect to spend a significant amount in development and marketing costs prior to such time. We may never succeed in achieving regulatory and marketing approval for our product candidates. We may obtain unexpected results from our nonclinical studies and clinical trials. We may elect to discontinue, delay, or modify nonclinical studies and clinical trials of our product candidates. We may be adversely affected by inflationary pressures and the macroeconomic environment, which are beyond our control. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time as we can generate significant product revenue, if ever, we expect to continue to seek private or public equity and debt financing, and/or additional collaborations with third-parties, to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates. In addition, we may not be profitable even if we commercialize any of our product candidates.
COVID-19 Pandemic
As a result of the COVID-19 pandemic, we have experienced, and expect to continue to experience, delays in our clinical trials. Our manufacturing operations have also been impacted, including delays with certain third-party manufacturers and difficulties in obtaining raw materials needed to manufacture material for our clinical trials. Additionally, we have experienced, and expect to continue to experience, delays in enrolling patients, missed treatments for enrolled patients, and performance delays from certain third-party vendors supporting our clinical trials, although the significance of any future delays is difficult to predict.
Certain of our research and development activities, including the conduct of nonclinical studies, have been delayed and may be further delayed due to the impact of the COVID-19 pandemic. The COVID-19 pandemic or local outbreaks associated with the COVID-19 pandemic could result in difficulty manufacturing our product candidates, securing clinical trial site locations, CROs; and/or trial monitors and other critical vendors and consultants supporting our clinical trials. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact our ability to enroll patients or to complete all scheduled physician visits for currently enrolled patients. These situations, or others associated with COVID-19 pandemic, could cause delays in our clinical trial plans and could increase expected costs, all of which could have a material and adverse effect on our business and its financial condition. At the current time, we are unable to quantify the potential effects of the COVID-19 pandemic on our future operations.
Global Economic Considerations
In addition, the global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine and other political tensions, and lingering effects of the COVID-19 pandemic. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.
Collaboration Agreement - Takeda
On August 8, 2017, we entered into the Collaboration Agreement with Takeda. The Collaboration Agreement was mutually terminated pursuant to the Termination Agreement. Under the terms of the Termination Agreement, we are not required to satisfy any remaining performance obligations, we will not make any payments to or receive any future milestone or royalty payments from Takeda, and all options to license and rights of first negotiation held by Takeda under the Collaboration Agreement were terminated.
Components of our Results of Operation
Collaboration Revenue
We have no products approved for commercial sale, and we have not generated any revenue from commercial product sales. Our total revenue to date has been generated from our Collaboration Agreement with Takeda, and a research agreement with another third-party pharmaceutical company that was initiated and completed in 2022.
Additionally, we have entered into the Clinical Trial Collaboration Agreement with ImmunoGen, under which we expect to recognize up to $2.0 million of revenue, beginning in 2023 and continuing into or through 2024.
We continue to explore other potential collaborations and expect that collaboration revenue we may generate, if any, will fluctuate from period to period.
Operating Expense
Research and Development Expense
Our research and development expenses consist primarily of costs incurred in connection with the discovery and development of our current and potential future product candidates. These expenses include:
•expenses incurred to conduct our nonclinical studies and clinical trials;
•costs of manufacturing nonclinical study and clinical trial materials, including the costs of raw materials required for manufacturing;
•process development activities to optimize manufacturing processes;
•employee-related expenses, including salaries, benefits, and stock-based compensation;
•laboratory materials and supplies used to support our research activities;
•fees paid to third parties who assist with research and development activities;
•expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and
•allocated expenses for facility-related costs.

The following table summarizes our research and development expenses by product candidate:

	Year ended December 31,
(in thousands)	2022	2021

SL-172154	$38,609	$15,708
Other pipeline compounds	17,373	24,835
Internal costs, including personnel related benefits, facilities, and depreciation	26,917	16,020
	$82,899	$56,563
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, including increased demand for clinical trial material. We expect to incur significant research and development expenses throughout 2023. While it is difficult for us to predict with certainty, we expect increasing year-over-year operating expense over the next several years in the event that we conduct additional nonclinical studies and clinical trials (beyond our currently planned clinical trials), including later-stage clinical trials, for our current and future product candidates, pursue regulatory approval of our product candidates, or advance our preclinical pipeline.
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
We expect that our general and administrative expense may increase in the future to support our ongoing research and development activities and as a result of the costs of operating as a public company. These increases may include increased costs related to the retention of personnel and fees paid to outside consultants, lawyers, and accountants, among other expenses. Additionally, we anticipate that we will continue to incur significant costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the Securities and Exchange Commission, or SEC, insurance, and investor relations costs. If any of our current or future product candidates advances to later-stage clinical development or obtains regulatory approval, we expect that we would incur significantly increased expenses associated with building the appropriate general and administrative support for our increased research and development activities, or building a sales and marketing team, respectively.
Other Income
Other income consists of interest earned on our cash, cash equivalents and investments, which consists of amounts held in a money market fund and at various times in government and corporate obligations as well as investment fees and realized gain or losses on investments (if any).

Income Taxes
Since our inception, we have not recorded any income tax benefits for the net operating losses, or NOLs, we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized. Our NOLs and tax credit carryforwards will begin to expire in 2024. We have recorded a full valuation allowance against our deferred tax assets at each balance sheet date.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table sets forth our results of operations for the years ended December 31, 2022 and 2021.

	Year Ended December 31,		Change
(in thousands)	2022	2021	Dollar	Percentage

Collaboration revenue	$652	$30,017	$(29,365)	(97.8)%
Operating expenses:
Research and development	82,899	56,563	26,336	46.6%
General and administrative	21,082	18,723	2,359	12.6%
Loss from operations	(103,329)	(45,269)	(58,060)	128.3%

Other income	1,384	295	1,089	369.2%
Net loss	$(101,945)	$(44,974)	$(56,971)	126.7%
Collaboration Revenue
Collaboration revenue decreased by $29.4 million, or (97.8)%, to $0.7 million for the year ended December 31, 2022 from $30.0 million for the year ended December 31, 2021. This decrease is primarily attributable to the cessation of work with Takeda under the Collaboration Agreement, which was mutually terminated in the fourth quarter of 2021 and all remaining revenue was recognized at that time. In the second quarter of 2022, we executed a collaboration agreement with another third party. We completed the work in the fourth quarter of 2022 and have recognized all of the revenue associated with that agreement.
Research and Development Expense
Research and development expenses increased by $26.3 million, or 46.6%, to $82.9 million for the year ended December 31, 2022 from $56.6 million for the year ended December 31, 2021. The increase was primarily due to an increase of $8.4 million in manufacturing costs related to the manufacture of clinical trial material for our ongoing clinical trials, an increase of $7.5 million as a result of an increase in headcount to expand our in-house research, manufacturing and clinical development capabilities, an increase of $4.3 million for facility and equipment expenses related to our increased lab space and related research activities, an increase of $3.2 million in clinical trial costs and an increase of $3.2 million in other operating expenses primarily related to fixed asset depreciation and impairment losses, offset by a decrease of $1.2 million in pharmacology costs.
General and Administrative Expense
General and administrative expenses increased by $2.4 million, or 12.6%, to $21.1 million for the year ended December 31, 2022 from $18.7 million for the year ended December 31, 2021. The increase was primarily driven by a litigation settlement of $1.4 million and an increase of $0.6 million of costs associated with being a public company.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our preferred stock and common stock, including our IPO, and collaboration agreements. As of December 31, 2022, we had an accumulated deficit of $219.0 million and $161.3 million of cash and cash equivalents and investments.
In July 2022, we entered into a sales agreement, or the Sales Agreement, with SVB Securities LLC, or the Sales Agent, pursuant to which we may offer and sell up to $75.0 million of shares of our common stock from time to time in the ATM Facility. The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of December 31, 2022, there were no sales pursuant to the ATM Facility.

Capital Resources and Funding Requirements
Our primary uses of cash and cash equivalents and investments are to fund our operations, which consist primarily of research and development expenditures related to our programs, product development costs, research expenses, administrative support, capital expenditures related to bringing in-house certain process development and manufacturing capabilities and working capital requirements. We anticipate incurring additional net losses and negative cash flows from operations in the near future until such time, if ever, that we can generate significant sales of our product candidates currently in development. Our future funding requirements will depend on many factors, including:
•the scope, timing, progress and results of discovery, nonclinical development, laboratory testing, and clinical trials for our product candidates;
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
We believe that our cash and cash equivalents and investments as of December 31, 2022 are sufficient to fund projected operations into the second half of 2024.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2022	2021

Net cash used in operating activities	$(94,498)	$(57,116)
Net cash provided by (used in) investing activities	49,438	(10,443)
Net cash provided by financing activities	171	1,929
Net decrease in cash and cash equivalents	$(44,889)	$(65,630)
Net Cash Used in Operating Activities
During the year ended December 31, 2022, net cash used in operating activities was $94.5 million and primarily reflected by our net loss of $101.9 million and a $4.5 million net change in our operating assets and liabilities, offset by noncash charges of $6.5 million in stock-based compensation, $4.7 million in depreciation expense, amortization of investments and non-cash operating lease expense and $0.7 million in losses on sale of assets. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.
During the year ended December 31, 2021, net cash used in operating activities was $57.1 million and primarily reflected by our net loss of $45.0 million and a $22.0 million net change in our operating assets and liabilities, offset by noncash charges of $5.5 million in stock-based compensation and $4.4 million in depreciation expense and amortization of investments.
Net Cash Provided by (Used in) Investing Activities
During the year ended December 31, 2022, net cash provided by investing activities was $49.4 million of which $60.9 million represents the net change in investments and $11.5 million represents purchases of property and equipment, net of sales, primarily attributable to our continued efforts to bring certain process development, manufacturing and laboratory capabilities in-house.
During the year ended December 31, 2021, net cash used in investing activities was $10.4 million of which $7.9 million was used to purchase property and equipment, primarily attributable to our continued efforts to bring certain process development, manufacturing and laboratory capabilities in-house and $2.5 million represents the net change in investments.
Net Cash Provided by Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities was $0.2 million and was from the exercise of stock options and purchases pursuant to our employee stock purchase plan.
During the year ended December 31, 2021, net cash provided by financing activities was $1.9 million and was from the exercise of stock options and purchases pursuant to our employee stock purchase plan.
Contractual Obligations and Other Commitments
See Note 6 and Note 7 to our financial statements found elsewhere in this Annual Report on Form 10-K for additional disclosures.
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
Upon the amendment of an existing agreement, we evaluate whether the amendment represents a modification to an existing contract that would be recorded through a cumulative catch-up to revenue, or a separate contract. If it is determined that it is a separate contract, we will evaluate the necessary revenue recognition through the five-step process described below.

When we conclude that a contract should be accounted for as a combined performance obligation and recognized over time, we then determine the period over which revenue should be recognized and the method by which to measure revenue. We generally recognize revenue using a cost-based input method.
We recognize collaboration revenue in an amount that reflects the consideration that we expect to receive in exchange for those goods or services when our customer or collaborator obtains control of promised goods or services. To determine revenue recognition for such arrangements, we perform the following five steps:
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
At contract inception, we assess the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services in the arrangement may consist of a license of, or options to license, our intellectual property and research, development and manufacturing services. We may provide options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources, and (ii) are separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.
We determine transaction price based on the amount of consideration we expect to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, we estimate the probability and extent of consideration we expect to receive under the contract utilizing either the most-likely amount method or expected amount method, whichever best estimates the amount expected to be received. We then consider any constraints on the variable consideration and includes variable consideration in the transaction price to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
We then allocate the transaction price to each performance obligation based on the relative standalone selling price and recognize revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied. For performance obligations that consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
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
Stock-Based Compensation
We measure compensation expense for all share-based awards based on the estimated fair value of the share-based awards on the grant date. We use the Black-Scholes option pricing model to value our stock option awards. The fair values of restricted stock units, or RSUs, are based on the fair value of the Company’s common stock on the date of the grant. We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. We also grant stock options that vest upon achievement of certain market-based conditions. We use the Monte Carlo pricing model to estimate the fair value of options that have market-based conditions.
The Black-Scholes and Monte Carlo option-pricing models require the use of subjective assumptions that include the expected stock price volatility and, for options granted prior to our IPO, the fair value of the underlying common stock on the date of grant. See Note 8 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes and Monte Carlo option pricing models to determine the estimated fair value of our stock options granted during the year ended December 31, 2022.
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
We have evaluated the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation exemptions to the requirements for (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO, (ii) in which we have total annual gross revenues of at least $1.07 billion or (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Shattuck Labs, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the years then ended, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842).
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
Austin, Texas
February 23, 2023

SHATTUCK LABS, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$47,379	$92,268
Investments	113,901	176,536
Prepaid expenses and other current assets	23,304	19,462
Total current assets	184,584	288,266
Property and equipment, net	17,671	9,938
Other assets	3,069	381
Total assets	$205,324	$298,585

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,170	$10,012
Accrued expenses and other current liabilities	17,795	14,574
Total current liabilities	24,965	24,586
Non-current operating lease liabilities	4,202	—
Deferred rent	—	2,213
Total liabilities	29,167	26,799
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized, 42,390,586 shares issued and outstanding at December 31, 2022 and 42,338,898 shares issued and outstanding at December 31, 2021	5	5
Additional paid-in capital	396,041	389,408
Accumulated other comprehensive loss	(877)	(560)
Accumulated deficit	(219,012)	(117,067)
Total stockholders’ equity	176,157	271,786
Total liabilities and stockholders’ equity	$205,324	$298,585
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Collaboration revenue	$652	$30,017
Operating expenses:
Research and development	82,899	56,563
General and administrative	21,082	18,723
Expense from operations	103,981	75,286
Loss from operations	(103,329)	(45,269)

Other income (expense):
Interest income	1,592	625
Other	(208)	(330)
Total other income	1,384	295
Net loss	$(101,945)	$(44,974)
Unrealized loss on investments	(317)	(497)
Comprehensive loss	$(102,262)	$(45,471)

Net loss per share - basic and diluted	$(2.41)	$(1.07)
Weighted-average shares outstanding - basic and diluted	42,378,895	42,032,384
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	41,767,431	$5	$382,012	$(63)	$(72,093)	$309,861
Exercise of stock options and purchases pursuant to employee stock purchase plan	559,715	—	1,929	—	—	1,929
Vesting of common stock previously subject to vesting requirements	11,752	—	—	—	—	—
Stock-based compensation expense	—	—	5,467	—	—	5,467
Unrealized loss on investments	—	—	—	(497)	—	(497)
Net loss	—	—	—	—	(44,974)	(44,974)
Balance at December 31, 2021	42,338,898	$5	$389,408	$(560)	$(117,067)	$271,786
Exercise of stock options and purchases pursuant to employee stock purchase plan	51,688	—	171	—	—	171
Stock-based compensation expense	—	—	6,462	—	—	6,462
Unrealized loss on investments	—	—	—	(317)	—	(317)
Net loss	—	—	—	—	(101,945)	(101,945)
Balance at December 31, 2022	42,390,586	$5	$396,041	$(877)	$(219,012)	$176,157
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(101,945)	$(44,974)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	6,462	5,467
Depreciation	3,073	1,380
Net amortization of premium on investments	1,370	3,035
Loss on sale of assets	704	—
Non-cash operating lease expense	302	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,842)	(9,272)
Other assets	(53)	(32)
Accounts payable	(2,842)	7,866
Accrued expenses and other current liabilities	2,975	6,924
Non-current operating lease liabilities	(702)	—
Deferred revenue	—	(29,034)
Deferred rent	—	1,524
Net cash used in operating activities	(94,498)	(57,116)

Cash flows from investing activities:
Purchases of property and equipment	(11,614)	(7,926)
Sale of property and equipment	104	—
Sale and maturities of investments	193,325	201,575
Purchases of investments	(132,377)	(204,092)
Net cash provided by (used in) investing activities	49,438	(10,443)

Cash flows from financing activities:
Proceeds from the exercises of stock options and purchases pursuant to employee stock purchase plan	171	1,929
Net cash provided by financing activities	171	1,929
Net decrease in cash and cash equivalents	(44,889)	(65,630)
Cash and cash equivalents, beginning of period	92,268	157,898
Cash and cash equivalents, end of period	$47,379	$92,268

Supplemental disclosures of non-cash financial activities:
Operating lease liabilities recognized for operating right-of-use assets	$5,447	$—
Operating right-of-use assets exchanged for operating lease liabilities	$2,945	$—
Unpaid amounts related to purchase of property and equipment	$—	$392
See accompanying notes to financial statements

SHATTUCK LABS, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization and Description of Business
Shattuck Labs, Inc. (the “Company”) was incorporated in 2016 in the State of Delaware and is a clinical-stage biopharmaceutical company developing dual-sided fusion proteins, including its Agonist Redirected Checkpoint (“ARC®”) and gamma delta T cell engager (“GADLEN™”) platforms, as novel classes of biologic medicines capable of multifunctional activity with potential applications in oncology and inflammatory diseases. Using its proprietary technology, the Company is building a pipeline of therapeutics, initially focused on the treatment of solid tumors and hematologic malignancies. The Company has one clinical-stage product candidate, SL-172154, and has several compounds in preclinical development.
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $219.0 million as of December 31, 2022. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements, and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and investments of $161.3 million as of December 31, 2022 are sufficient to fund projected operations of the Company for at least the next twelve months.
COVID-19 Pandemic
The COVID-19 pandemic has had, and may continue to have, a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates and conducts its business and in which the Company’s partners operate and conduct their business. The Company and its third-party vendors and consultants have experienced disruptions to their businesses as a result of the COVID-19 pandemic. Specifically, the outbreak has caused disruptions in the Company’s ability to manufacture clinical trial materials, including the acquisition of raw materials needed for such manufacturing, enrollment and treatment of patients in clinical trials, and slowdowns and shutdowns of the laboratories and other service providers that are being relied upon in the development of the Company’s product candidates.
The extent to which the COVID-19 pandemic or any other health epidemic may impact the Company’s results will depend on future developments, which are uncertain and cannot be predicted. Accordingly, the COVID-19 pandemic could have a material and adverse effect on the Company’s business, results of operations and financial condition.
Global Economic Considerations
In addition, the global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine and other political tensions, and lingering effects of the COVID-19 pandemic. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.
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
Substantially all of the Company’s revenue through 2021 was derived from its 2017 collaboration agreement (the “Collaboration Agreement”) with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), which was mutually terminated in 2021.
The Company is highly dependent on a limited number of contract manufacturing organizations (“CMOs”) to supply drug products for its research and development activities of its programs, including clinical trials and non-clinical studies. These programs could be adversely affected by a significant interruption in the supply of such drug products.
The Company is highly dependent on a limited number of contract research organizations (“CROs”) and third-party service providers to manage and support its clinical trials. These programs could be adversely affected by a significant disruption in services provided by these CROs and third parties.
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $3.5 million held in operating accounts and $43.9 million held in money market funds as of December 31, 2022 and $14.6 million held in operating accounts and $77.7 million held in money market funds as of December 31, 2021.
Investments
The Company's investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of December 31, 2022, there were no impairments related to credit losses of investments.

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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. In the year ended December 31, 2022, the Company recorded $0.7 million of impairment losses related to lab equipment that was determined to no longer be needed, which is included in the Company's research and development costs. There were no impairments of long-lived assets for the year ended December 31, 2021.
Leases
The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The classification of the Company's leases as operating or finance leases, along with the initial measurement and recognition of the associated ROU assets and lease liabilities, are performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company's operating leases is recognized on a straight-line basis over the lease term. The Company has elected to not apply the recognition requirement of Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) of the Financial Accounting Standards Board (“FASB”) to leases with a term of 12 months or less for all classes of assets.
Commitments and Contingencies
The Company follows ASC 450-20, Contingencies of the FASB to report accounting for contingencies. Certain conditions may exist as of the date the condensed financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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

The Company then allocates the transaction price to each performance obligation based on the relative standalone selling price and recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied. For performance obligations that consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
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
Research and Development Services: The Company will record costs associated with development and process optimization activities as research and development expenses in the statements of operations and comprehensive loss consistent with ASC 730, Research and Development. The Company considered the guidance in ASC 808, Collaborative Arrangements and will recognize the payments received from these agreements as revenue when the related costs are incurred.
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
Stock-Based Compensation
The Company recognizes the cost of stock-based awards issued to employees and nonemployees as compensation expense on a straight-line basis over the vesting period of the award, net of estimated forfeitures. Forfeiture estimates are based on historical cancellation data. The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options. The fair values of restricted stock units (“RSUs”) are based on the fair value of the Company’s common stock on the date of the grant. The Company also grants stock options that vest upon achievement of certain market-based conditions. The Company uses the Monte Carlo pricing model to estimate the fair value of options that have market-based conditions. The Company adjusts expense for forfeitures in the periods they occur.
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
Net Loss Per Share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, or convertible notes (if any), stock options and unvested shares of restricted stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as of December 31, 2022 and 2021, as they would be anti-dilutive:

	As of December 31,
	2022	2021
Stock options	4,209,255	2,448,676
Unvested restricted stock	309,477	—
	4,518,732	2,448,676
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of the net loss and unrealized gains and losses on investments.

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASC 842, which requires a lessee to record a ROU asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The FASB deferred the effective date of this Accounting Standards Update until the annual periods beginning after December 15, 2021. The Company adopted this pronouncement effective January 1, 2022. See Note 6 for the impact on the financial statements. No prior period amounts were adjusted and such prior period amounts continue to be reported in accordance with previous lease guidance, ASC 840, Leases (“ASC 840”). The Company elected to use all of the available practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward the historical lease classification of those leases in place as of January 1, 2022.
The following table summarizes the impact of the adoption of ASC 842 on the accompanying balance sheet as of January 1, 2022 (in thousands):

	December 31, 2021	Effect of the Adoption of ASC 842	January 1, 2022
Other assets (1)	$381	$2,945	$3,326

Lease liabilities:
Accrued expenses and other current liabilities (2)	$14,574	$255	$14,829
Non-current operating lease liabilities	$—	$4,903	$4,903
Deferred rent (3)	$2,213	$(2,213)	$—

1	Operating lease right-of-use assets are classified within other assets.
2	Current operating lease liabilities are classified within accrued expenses and other current liabilities. Current deferred rent was classified within accrued expenses as of December 31, 2021.
3	Non-current deferred rent was classified within deferred rent as of December 31, 2021.
3. Investments
The following table represents the Company’s available for sale investments by major security type (amounts in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Investments:
U.S. government securities	$114,778	$(877)	$113,901
Total investments	$114,778	$(877)	$113,901

	December 31, 2021
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Investments:
U.S. government securities	$177,096	$(560)	$176,536
Total investments	$177,096	$(560)	$176,536
The Company’s investment instruments and cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities have an average maturity of 0.37 years as of December 31, 2022.

4. Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2022	2021
Lab equipment	$15,547	$5,823
Leasehold improvements	7,086	3,709
Furniture and fixtures	452	459
Office equipment	191	206
Construction in progress	104	2,521
	23,380	12,718
Accumulated depreciation and amortization	(5,709)	(2,780)
Property and equipment, net	$17,671	$9,938
Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $3.1 million and $1.4 million, respectively.
5. Accrued Expenses
Accrued expenses consisted of the following (amounts in thousands):

	December 31,
	2022	2021
Research and development contract costs	$11,256	$10,253
Compensation and related benefits	3,967	3,320
Litigation settlement	1,400	—
Other current liabilities	1,172	1,001
Total accrued expenses and other current liabilities	$17,795	$14,574
6. Commitments and Contingencies
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
The following table summarizes the Company’s recognition of its operating leases (in thousands):

Balance Sheet Classification	December 31, 2022
Other assets	$2,635

Accrued expenses and other current liabilities	$701
Non-current operating lease liabilities	4,202
Total liabilities	$4,903
The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

December 31, 2022
Lease term (years)	5.5
Discount rate	8.64%
The Company incurred rent expense for its operating leases of $0.8 million and $0.7 million during the years ended December 31, 2022 and 2021, respectively, included within operating expenses in the statements of operations and comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2022 was $1.0 million and was included in net cash used in operating activities in the statement of cash flows.
The maturities of the Company’s operating lease liabilities as of December 31, 2022 were as follows (in thousands):

2023	$1,089
2024	1,120
2025	1,152
2026	1,093
2027	848
Thereafter	873
Total lease payments	$6,175
Less:
Imputed interest	(1,272)
Total	$4,903
As of December 31, 2021, future annual minimum lease payments, as defined under the previous lease accounting guidance of ASC 840, due under non-cancelable operating leases at December 31 of each year are as follows (in thousands):

2022	$986
2023	1,089
2024	1,120
2025	1,152
2026	1,093
Thereafter	1,722
Total minimum lease payments	$7,162
Nighthawk Biosciences, Inc. License Agreement
In connection with a license agreement with Nighthawk Biosciences, Inc. (“Nighthawk”), the Company is required to make payments of up to $20.6 million in aggregate for the achievement of specified development, regulatory and commercial sales milestones for certain licensed products. The Company is required to pay Nighthawk a percentage of upfront fees or other non-royalty payments not tied to milestone events that it receives in connection with certain sublicenses of the licensed patents. The Company is also required to pay Nighthawk a royalty on all of its worldwide net sales, those of its affiliates, and sublicenses of certain licensed patents in the low single digits. The Company has not recorded a liability for the aforementioned payments given the achievement of specified development, regulatory and commercial sales milestones for certain licensed products is not probable as of the balance sheet date.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. On January 31, 2022 and February 11, 2022, putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York against us and certain of the Company’s officers and directors. The cases were consolidated on June 2, 2022, and the plaintiffs filed an amended complaint on July 1, 2022. The amended complaint cites the volatility in the Company’s common stock and alleges that the defendants made or are responsible for misleading omissions regarding the Company’s clinical trial results and the Collaboration Agreement with Takeda. The parties reached a settlement in principle of the plaintiffs’ claims in the amount of $1.4 million on November 2, 2022. The settlement is subject to a definitive settlement agreement, notice to stockholders and court approval. The parties filed their motion for preliminary approval of the settlement agreement with the court on December 14, 2022, and, as of February 22, 2023, that motion is pending. The Company has accrued the settlement amount in accrued expenses and other current liabilities as of December 31, 2022.
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
7. Collaboration Agreements
The Company recognizes revenue for the allocated up-front payments using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs expected to be incurred. In the second quarter of 2022, the Company executed a collaboration agreement with a third party and completed the work in the fourth quarter of 2022. The company recognized $0.7 million, which represents all of the revenue associated with this agreement, in the year ended December 31, 2022.
Collaboration Agreement - Takeda
In August 2017, the Company entered into a Collaboration Agreement with Takeda related to the development of certain ARC molecules, as amended in April 2018, October 2018 and March 2020. The Collaboration Agreement was mutually terminated pursuant to a termination agreement dated November 8, 2021 (the “Termination Agreement”). Under the terms of the Termination Agreement, the Company is not required to satisfy any remaining performance obligations, the Company will not make any payments to or receive any future milestone or royalty payments from Takeda, and all options to license and rights of first negotiation held by Takeda under the Collaboration Agreement were terminated.
8. Stock-Based Compensation
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding common shares on December 31st of the preceding calendar year. The Board of Directors (the “Board”) may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. On January 1, 2023, the share reserve automatically increased by 1,695,623 shares. As of December 31, 2022, there were 3,497,307 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, RSUs, performance stock, and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. In 2022, the Company granted 178,150 awards that vest based on the Company achieving a closing share price of equal to or greater than $18.00 for 30 consecutive trading days on or before the fourth anniversary of the grant date, and 226,543 awards that vest over two years.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (“2020 ESPP”) became effective in connection with the Company’s initial public offering (“IPO”). A total of 395,795 shares of common stock were reserved for issuance under the 2020 ESPP. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2023, the share reserve increased by 423,905 shares. During the years ended December 31, 2022 and 2021, the Company issued 13,088 and 2,106 shares of common stock for aggregate cash proceeds of $0.1 million and $0.1 million, respectively.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying audited statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$3,574	$2,200
General and administrative	2,888	3,267
Total stock-based compensation	$6,462	$5,467
The following table summarizes option activity under the 2020 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2021	2,448,676	$10.96	8.08
Granted	1,938,675	5.68
Exercised	(38,600)	3.23
Forfeited	(139,496)	16.88
Balance at December 31, 2022	4,209,255	$8.29	8.07
Vested and expected to vest	4,153,436	$8.29	8.06
Exercisable at the end of the period	1,717,933	$8.24	6.87
Options granted during the years ended December 31, 2022 and 2021 had weighted-average grant-date fair values of $4.03 and $16.38 per share, respectively. As of December 31, 2022, the unrecognized compensation cost for options issued was $12.9 million and will be recognized over an estimated weighted-average amortization period of 2.29 years. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $0.1 million and $11.8 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2022 was $0.2 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the year ended December 31, 2022:

	Awards	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2021	—	$—
Granted	331,653	7.24
Vested	—	—
Forfeited	(22,176)	7.43
Balance at December 31, 2022	309,477	$7.22
The Company recognized $0.6 million of stock-based compensation related to RSUs as of December 31, 2022. As of December 31, 2022, the unrecognized compensation cost for RSUs issued was $1.7 million and will be recognized over an estimated weighted-average amortization period of 3.06 years. The fair values of RSUs are based on the fair value of the Company's common stock on the date of the grant.
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
The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
2020 Plan
Expected term - years	6.08	6.08
Expected volatility	82.4%	81.4%
Risk-free interest rate	2.4%	1.1%
Expected dividends	—	—
The grant-date fair value of options calculated using the Monte Carlo option pricing model granted under the Company’s 2020 Plan were estimated using the following assumptions:

Year Ended December 31,
2022
2020 Plan
Expected term - years	4.00
Expected volatility	80.0%
Risk-free interest rate	1.4%
Expected dividends	—
There were no options granted that have market-based conditions during the year ended December 31, 2021.

The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021
2020 ESPP
Expected term - years	0.50	0.50
Expected volatility	82.9%	81.3%
Risk-free interest rate	2.5%	0.9%
Expected dividends	—	—
9. Income Taxes
The Company recorded no federal provision for income taxes as of December 31, 2022 and 2021 due to reported net losses since inception. A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2022 and 2021 (amounts in thousands):

	Year Ended December 31,
	2022	2021
Income tax benefit computed at federal statutory tax rate	$(21,409)	$(9,445)
Change in valuation allowance	24,713	13,045
General business credits	(4,883)	(3,108)
Stock compensation	602	(1,923)
Section 162(m) limitation	—	809
Change in uncertain tax position	977	622
Income tax benefit	$—	$—
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (amounts in thousands):

	December 31,
	2022	2021
Deferred tax asset:
Net operating loss carryforwards	$24,867	$20,460
Accrued expenses and other	3,578	3,520
Stock compensation	1,533	779
Credit carryforwards	10,101	6,194
Capital loss carryforwards	583	484
Capitalized R&D expense	15,017	—
Lease liabilities	1,030	—
Gross deferred tax asset	56,709	31,437
Less valuation allowance	(55,044)	(30,331)
Net deferred tax asset	1,665	1,106
Deferred tax liability:
Depreciation and amortization	(676)	(578)
Prepaid expenses	(436)	(528)
Lease assets	(553)	—
Total deferred tax liability	(1,665)	(1,106)
Total net deferred tax asset	$—	$—
The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by

$24.7 million and $13.0 million during the years ended December 31, 2022 and 2021, respectively, primarily due to continuing loss from operations, general business credit carryforwards, and accrued expenses.
As of December 31, 2022 and 2021, the Company had gross U.S. net operating loss (“NOL”) carryforwards of $118.4 million and $97.4 million, respectively. Additionally, as of December 31, 2022 and 2021, the Company had capital loss carryforwards of $2.8 million and $2.3 million, respectively. As of December 31, 2022 and 2021, the Company had gross state NOL carryforwards of $0.2 million and $0.2 million, respectively. As of December 31, 2022 and 2021, the Company had gross U.S. tax credit carryforwards of $12.5 million and $7.6 million, respectively. The NOL, capital loss, and tax credit carryforwards will begin to expire in 2024, if not utilized. The NOL, capital loss, and credit carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the NOL or credit carryforwards are utilized.
Section 382 of the Internal Revenue Code limits the utilization of U.S. NOLs following a change of control. After the 2019 financial statements were filed, the Company completed a Section 382 study from formation through October 14, 2020. Although an ownership change occurred during 2020, no deferred tax assets were impacted by the limitation.
A reconciliation of our liability for unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021
Balance, beginning of the year	$1,404	$783
Increase for tax positions related to the current year	733	449
Increase for tax positions related to prior years	243	172
Balance, end of year	$2,380	$1,404
All of the Company’s gross unrecognized tax benefits, if recognized, would affect its effective tax rate. The Company does not expect unrecognized tax benefits to decrease within the next twelve months due to the lapse of statute limitations. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2022, the Company has not accrued any interest or penalties related to unrecognized tax benefits.
The Company files income tax returns in the U.S. and state jurisdictions. The Company is subject to examination by taxing authorities in its significant jurisdictions for the 2019, 2020, and 2021 tax years. There are currently no federal or state income tax audits in progress.
10. Subsequent Events
None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, including under the heading “Directors, Executive Officers, and Corporate Governance.”
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, including under the headings “Executive Compensation” and “Directors, Executive Officers and Corporate Governance.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, including under the headings “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Party Transactions.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, including under the heading “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm.”

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

10.24
Sales Agreement, dated July 29, 2022, between Shattuck Labs, Inc. and SVB Securities LLC (incorporated by reference from Exhibit 10.1 of Shattuck’s Current Report on Form 8-K filed on July 29, 2022 (Commission File No. 001-2953))

10.25†	Clinical Trial Collaboration and Supply Agreement, dated February 4, 2022, by and between Shattuck Labs, Inc. and ImmunoGen, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of February 2023.

Shattuck Labs, Inc.

Date: February 23, 2023	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber
Chief Executive Officer
(principal executive officer)

Date: February 23, 2023	By:	/s/ Andrew R. Neill
Andrew R. Neill
Chief Financial Officer
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates set forth opposite their names.

Signature	Title	Date

/s/ Dr. Taylor Schreiber	Chief Executive Officer and Director	February 23, 2023
Dr. Taylor Schreiber	(principal executive officer)

/s/ Andrew R. Neill	Chief Financial Officer	February 23, 2023
Andrew R. Neill	(principal financial and accounting officer)

/s/ Dr. George Golumbeski	Chairman of the Board	February 23, 2023
Dr. George Golumbeski

/s/ Helen M. Boudreau	Director	February 23, 2023
Helen M. Boudreau

/s/ Dr. Neil Gibson	Director	February 23, 2023
Dr. Neil Gibson

/s/ Dr. Carrie Brownstein	Director	February 23, 2023
Dr. Carrie Brownstein

/s/ Michael Lee	Director	February 23, 2023
Michael Lee

/s/ Tyler Brous	Director	February 23, 2023
Tyler Brous