Form 10-Q
period 2023-03-31
Shattuck Labs, Inc.
filed 2023-05-09
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2023, the registrant had 42,471,288 shares of common stock, $0.0001 par value per share, outstanding.

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
We caution you that the risks, uncertainties, and other factors referred to above and elsewhere in this Quarterly Report on Form 10-Q may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for our management to predict all risks. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected.
Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and not of any future date, and we expressly disclaim any intent to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SHATTUCK LABS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,043	$47,379
Investments	69,452	113,901
Prepaid expenses and other current assets	22,342	23,304
Total current assets	157,837	184,584
Property and equipment, net	16,887	17,671
Other assets	2,953	3,069
Total assets	$177,677	$205,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,128	$7,170
Accrued expenses and other current liabilities	10,881	17,795
Total current liabilities	16,009	24,965
Non-current operating lease liabilities	4,014	4,202
Total liabilities	20,023	29,167
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 42,460,258 shares issued and outstanding at March 31, 2023 and 42,390,586 shares issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	397,724	396,041
Accumulated other comprehensive loss	(339)	(877)
Accumulated deficit	(239,736)	(219,012)
Total stockholders’ equity	157,654	176,157
Total liabilities and stockholders’ equity	$177,677	$205,324
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$57	$—
Operating expenses:
Research and development	16,667	19,187
General and administrative	5,051	4,979
Expense from operations	21,718	24,166
Loss from operations	(21,661)	(24,166)

Other income (expense)	937	(362)
Net loss	$(20,724)	$(24,528)
Unrealized gain on investments	538	33
Comprehensive loss	$(20,186)	$(24,495)

Net loss per share – basic and diluted	$(0.49)	$(0.58)
Weighted-average shares outstanding – basic and diluted	42,439,204	42,357,625
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	42,390,586	$5	$396,041	$(877)	$(219,012)	$176,157
Exercise of stock options and purchases pursuant to employee stock purchase plan	11,888	—	39	—	—	39
Issuance of common stock upon settlement of restricted stock units	73,937	—	—	—	—	—
Shares withheld related to net share settlement	(16,153)	—	(39)	—	—	(39)
Stock-based compensation expense	—	—	1,683	—	—	1,683
Unrealized gain on investments	—	—	—	538	—	538
Net loss	—	—	—	—	(20,724)	(20,724)
Balance at Balance at March 31, 2023	42,460,258	$5	$397,724	$(339)	$(239,736)	$157,654

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	42,338,898	$5	$389,408	$(560)	$(117,067)	$271,786
Exercise of stock options and purchases pursuant to employee stock purchase plan	39,616	—	134	—	—	134
Stock-based compensation expense	—	—	1,513	—	—	1,513
Unrealized gain on investments	—	—	—	33	—	33
Net loss	—	—	—	—	(24,528)	(24,528)
Balance at March 31, 2022	42,378,514	$5	$391,055	$(527)	$(141,595)	$248,938
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,724)	$(24,528)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	1,683	1,513
Depreciation	1,014	472
Non-cash operating lease expense	85	65
Net amortization (accretion) of investments	(213)	981
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,462	3,699
Other assets	30	25
Accounts payable	(2,197)	(7,738)
Accrued expenses and other current liabilities	(7,356)	(601)
Non-current operating lease liabilities	(188)	(165)
Deferred revenue	(57)	—
Net cash used in operating activities	(26,461)	(26,277)

Cash flows from investing activities:
Purchases of property and equipment	(75)	(2,488)
Net change in investments	45,200	(12,894)
Net cash provided by (used in) investing activities	45,125	(15,382)

Cash flows from financing activities:
Proceeds from the exercises of stock options and purchases pursuant to employee stock purchase plan	39	134
Taxes paid related to net share settlement of equity awards	(39)	—
Net cash provided by financing activities	—	134
Net increase (decrease) in cash and cash equivalents	18,664	(41,525)
Cash and cash equivalents, beginning of period	47,379	92,268
Cash and cash equivalents, end of period	$66,043	$50,743

Supplemental disclosures of non-cash financial activities:
Operating lease liabilities recognized for operating right-of-use assets	$—	$5,447
Operating right-of-use assets exchanged for operating lease liabilities	$—	$2,945
Deferred revenue billed but not received	$500	$—
Unpaid amounts related to purchases of property and equipment	$155	$319

See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
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
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $239.7 million as of March 31, 2023. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and investments of $135.5 million as of March 31, 2023 are sufficient to fund projected operations of the Company for at least the next twelve months.
Global Economic Considerations
In addition, the global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine and other political tensions, and lingering effects of the COVID-19 pandemic. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Unaudited Interim Condensed Financial Statements
In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. Operating results for interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The interim financial statements presented herein do not contain all required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed financial statements should be read in conjunction with the annual audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and investments. The Company maintains its cash and cash equivalents at two accredited financial institutions in amounts that exceed federally-insured limits. While the Company has not experienced any losses, the recent failure of Silicon Valley Bank (“SVB”), at which the Company held cash, exposed the Company to significant credit risk prior to the completion by the Federal Deposit Insurance Corporation of the resolution of SVB in a manner that fully protected all depositors. The Company is in the process of transferring its cash to an alternate depository institution, the financial position of which management believes does not expose the Company to significant credit risk. Where possible, the Company will also continue to hold its excess cash in investments and money market accounts to further limit exposure. The Company does not believe that it is subject to other unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company invests in only U.S. Treasury securities that management believes protects the Company from risk of default and impairment of value.
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
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $0.8 million held in operating accounts and $65.2 million held in money market funds as of March 31, 2023, and $3.5 million held in operating accounts and $43.9 million held in money market funds as of December 31, 2022.
Investments
The Company’s investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of March 31, 2023 and December 31, 2022, there were no impairments related to credit losses of investments.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three months ended March 31, 2023 and 2022.
Leases
The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The classification of the Company’s leases as operating or finance leases, along with the initial measurement and recognition of the associated ROU assets and lease liabilities, are performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The Company has elected to not apply the recognition requirement of Accounting Standards Codification (“ASC”) 842, Leases of the Financial Accounting Standards Board (“FASB”) to leases with a term of 12 months or less for all classes of assets.
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
Net Loss Per Share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock or convertible notes, if any, stock options and unvested shares of restricted stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as of March 31, 2023 and 2022, as they would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	5,261,439	3,460,911
Unvested restricted stock	652,598	313,390
	5,914,037	3,774,301
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of the net loss and unrealized gains and losses on investments.

Recently Adopted Accounting Pronouncements
None.
3. Investments
The following table represents the Company’s available for sale investments by major security type (amounts in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Investments:
U.S. Treasury securities	$69,791	$(339)	$69,452
Total investments	$69,791	$(339)	$69,452

	December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Investments:
U.S. Treasury securities	$114,778	$(877)	$113,901
Total investments	$114,778	$(877)	$113,901

The Company’s investment instruments and cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities have a weighted-average maturity of 0.24 years as of March 31, 2023.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (amounts in thousands):

	March 31, 2023	December 31, 2022
Research and development contract costs	$6,650	$11,256
Litigation settlement	1,400	1,400
Compensation and related benefits	1,203	3,967
Other current liabilities	1,628	1,172
Total accrued expenses and other current liabilities	$10,881	$17,795
5. Commitments and Contingencies
Operating Leases
The Company leases certain office space, laboratory facilities, and equipment. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it has operating leases. There have been no material changes in our operating leases as compared to operating leases disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Nighthawk Biosciences, Inc. License Agreement
In connection with a license agreement with Nighthawk Biosciences, Inc. (“Nighthawk”), the Company is required to make payments of up to $20.6 million in aggregate for the achievement of specified development, regulatory and commercial sales milestones for certain licensed products. The Company paid $0.1 million to Nighthawk in the three months ended March 31, 2023 as a milestone payment for the Company’s completion of a Phase 1 clinical trial for SL-172154. The Company is required to pay Nighthawk a percentage of upfront fees or other non-royalty payments not tied to milestone events that it receives in connection with certain sublicenses of the licensed patents. The Company is also required to pay Nighthawk a royalty on all of its worldwide net sales, those of its affiliates, and sublicenses of certain licensed patents in the low single digits. The Company has not recorded a liability for the aforementioned payments given the achievement of specified development, regulatory and commercial sales milestones for certain licensed products is not probable as of the balance sheet date.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. On January 31, 2022 and February 11, 2022, putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York against us and certain of the Company’s officers and directors. The cases were consolidated on June 2, 2022, and the plaintiffs filed an amended complaint on July 1, 2022. The amended complaint cites the volatility in the Company’s common stock and alleges that the defendants made or are responsible for misleading omissions regarding the Company’s clinical trial results and the collaboration agreement with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company, Ltd. The parties reached a settlement in principle of the plaintiffs’ claims in the amount of $1.4 million on November 2, 2022. The settlement is subject to a definitive settlement agreement, notice to stockholders and court approval. The parties filed their motion for preliminary approval of the settlement agreement with the court on December 14, 2022, and, as of May 8, 2023, that motion is pending. The Company has accrued the settlement amount in accrued expenses and other current liabilities as of March 31, 2023.
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
6. Equity
The Company is authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will receive ratably any dividends declared by the Company’s board of directors (“Board”) out of funds legally available. In the event of the Company’s liquidation, dissolution or winding-up, the holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of or provision for any liabilities. As of the periods presented, no common stock dividends had been declared by the Board. At March 31, 2023, none of the 10,000,000 shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
7. Stock-Based Compensation
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding common shares on December 31st of the preceding calendar year. The Board may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. On January 1, 2023, the share reserve automatically increased by 1,695,623 shares. As of March 31, 2023, there were 3,739,124 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, restricted stock units (“RSUs”), performance stock and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. In 2023, the Company granted 165,050 awards that vest in three equal tranches based on the Company achieving a certain closing share price for each tranche for 30 consecutive trading days on or before the fourth anniversary of the grant date.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (“2020 ESPP”) became effective in October 2020. A total of 395,795 shares of common stock were reserved for issuance under the 2020 ESPP. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2023, the share reserve increased by 423,905 shares. As of March 31, 2023, there were 1,216,723 shares available for future grants. During the three months ended March 31, 2023 and 2022, the Company issued 11,171 and 5,227 shares of common stock for aggregate cash proceeds of $0.1 million and $0.1 million, respectively.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$814	$827
General and administrative	869	686
Total stock-based compensation	$1,683	$1,513
The following table summarizes option activity under the 2020 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2022	4,209,255	$8.29	8.07
Granted	1,181,087	3.57
Exercised	(717)	2.95
Forfeited	(128,186)	7.57
Balance at March 31, 2023	5,261,439	$7.25	8.07
Vested and expected to vest	5,174,691	$7.27	8.05
Exercisable at the end of the period	2,122,655	$8.28	6.55
Options granted during the three months ended March 31, 2023 and 2022 had weighted-average grant-date fair values of $2.46 and $5.13 per share, respectively. As of March 31, 2023, the unrecognized compensation cost for options issued was $14.1 million and will be recognized over an estimated weighted-average amortization period of 2.49 years. The total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2023 was $0.2 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the three months ended March 31, 2023:

	Awards	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2022	309,477	$7.22
Granted	445,025	3.57
Released	(73,937)	7.43
Forfeited	(27,967)	4.89
Balance at March 31, 2023	652,598	$4.81
The Company recognized $0.2 million of stock-based compensation related to RSUs as of March 31, 2023. As of March 31, 2023, the unrecognized compensation cost for RSUs issued was $3.1 million and will be recognized over an estimated weighted-average amortization period of 3.47 years. The fair values of RSUs are based on the fair value of the Company’s common stock on the date of the grant.
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
•The expected stock price volatility assumption is based on the historical volatilities of the common stock of a peer group of publicly traded companies as well as the historical volatility of the Company’s common stock since the Company began trading subsequent to the Company’s initial public offering (“IPO”) in October 2020 over the period corresponding to the expected life as of the grant date. The historical volatility data was computed using the daily closing prices during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s stock price becomes available, or until circumstances change, such that the identified entities are no longer comparable companies. In the latter case, other suitable, similar entities whose share prices are publicly available would be utilized in the calculation.
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

The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
2020 Plan
Expected term - years	6.08	6.08
Expected volatility	84.8%	81.9%
Risk-free interest rate	3.5%	1.6%
Expected dividends	—	—
The grant-date fair value of options calculated using the Monte Carlo option pricing model granted under the Company’s 2020 Plan were estimated using the following assumptions:

	Three Months Ended March 31,
	2023	2022
2020 Plan
Expected term - years	4.00	4.00
Expected volatility	80.0%	80.0%
Risk-free interest rate	3.6%	1.4%
Expected dividends	—	—
The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
2020 ESPP
Expected term - years	0.49	0.49
Expected volatility	84.8%	81.8%
Risk-free interest rate	3.5%	2.0%
Expected dividends	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes appearing in this Quarterly Report on Form 10-Q, as well as the audited financial statements, notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K. You should carefully read the “Cautionary Note About Forward-Looking Statements” of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
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
Overview of Operations
Since our inception in 2016, we have devoted substantially all of our resources to conducting research and development activities, including undertaking nonclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, manufacturing our product candidates, developing and perfecting our intellectual property rights, organizing and staffing our company, business planning and raising capital. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have funded our operations as of the filing date of this Quarterly Report on Form 10-Q through the net proceeds from our initial public offering, or IPO, of approximately $213.5 million, the sale of redeemable convertible preferred stock for approximately $152.9 million, the issuance of convertible notes for approximately $10.5 million and payments received pursuant to our collaboration agreements for approximately $82.7 million.
For the three months ended March 31, 2023 and 2022, our net loss was $20.7 million and $24.5 million, respectively. We have not been profitable since inception, and as of March 31, 2023, we had an accumulated deficit of $239.7 million and $135.5 million in cash and cash equivalents and investments. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
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
Global Economic Considerations
In addition, the global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine and other political tensions, and lingering effects of the COVID-19 pandemic. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.

Components of our Results of Operation
Collaboration Revenue
We have no products approved for commercial sale, and we have not generated any revenue from commercial product sales. Our total revenue to date has been generated from our collaboration and research agreements with various third parties, including a clinical trial collaboration agreement with ImmunoGen, Inc., or ImmunoGen, under which we expect to recognize up to $2.0 million of revenue, beginning in 2023 and continuing into or through 2024.
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
The following table summarizes our research and development expenses by product candidate:

	Three Months Ended March 31,
(in thousands)	2023	2022
	(unaudited)
SL-172154	$5,967	$8,182
Other pipeline compounds	3,429	5,280
Internal costs, including personnel related benefits, facilities and depreciation	7,271	5,725
	$16,667	$19,187
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
Other Income
Other income consists of interest earned on our cash, cash equivalents and investments, which consists of amounts held in a money market fund and at various times in government obligations as well as investment fees and realized gain or losses on investments (if any).
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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	Dollar	Percentage
	(unaudited)
Collaboration revenue	$57	$—	$57	100.0%
Operating expenses:
Research and development	16,667	19,187	(2,520)	(13.1)%
General and administrative	5,051	4,979	72	1.4%
Loss from operations	(21,661)	(24,166)	2,505	(10.4)%
Other income (expense):
Other	937	(362)	1,299	358.8%
Net loss	$(20,724)	$(24,528)	$3,804	(15.5)%
Collaboration Revenue
Collaboration revenue increased by $0.1 million, or 100.0%, to $0.1 million for the three months ended March 31, 2023 from none for the three months ended March 31, 2022. The increase in revenue was attributable to an increase in clinical activity associated with our clinical trial collaboration agreement with ImmunoGen, under which we expect to recognize up to $2.0 million of revenue through 2024.
Research and Development Expense
Research and development expenses decreased by $2.5 million, or (13.1)%, to $16.7 million for the three months ended March 31, 2023 from $19.2 million for the three months ended March 31, 2022. The decrease in research and development cost was primarily a result of a decrease in the good manufacturing practice manufacture of clinical trial material of $7.0 million offset by increases in costs associated with the conduct of clinical trials for SL-172154 of $1.6 million, employee compensation and benefits of $1.0 million, facility and depreciation costs related to the 2022 expansion of our in-house manufacturing and development capabilities of $1.0 million and research and development costs related to other pipeline candidates of $0.8 million.
General and Administrative Expense
General and administrative expenses remained relatively unchanged for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our preferred stock and common stock, including our IPO, and through our collaboration agreement with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company, Ltd., or Takeda. As of March 31, 2023, we had an accumulated deficit of $239.7 million and $135.5 million of cash and cash equivalents and investments.
In July 2022, we entered into a sales agreement, or the Sales Agreement, with SVB Securities LLC, or the Sales Agent, pursuant to which we may offer and sell up to $75.0 million of shares of our common stock from time to time in the ATM Facility. The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of March 31, 2023, there were no sales pursuant to the ATM Facility.
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
We believe that our cash and cash equivalents and investments as of March 31, 2023 are sufficient to fund projected operations through year-end 2024.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
	(unaudited)
Net cash used in operating activities	$(26,461)	$(26,277)
Net cash provided by (used in) investing activities	45,125	(15,382)
Net cash provided by financing activities	—	134
Net increase (decrease) in cash and cash equivalents	$18,664	$(41,525)
Net Cash Used in Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities was $26.5 million and primarily reflected our net loss of $20.7 million and a $8.3 million net change in our operating assets and liabilities, offset by noncash charges of $1.7 million in stock-based compensation, and $0.8 million in depreciation expense, accretion of investments and non-cash operating lease expense. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.
During the three months ended March 31, 2022, net cash used in operating activities was $26.3 million and primarily reflected our net loss of $24.5 million and a $4.8 million net change in our operating assets and liabilities, offset by noncash charges of $1.5 million in stock-based compensation and $1.5 million in depreciation expense, amortization of investments and non-cash operating lease expense.
Net Cash Provided by (Used in) Investing Activities
During the three months ended March 31, 2023, net cash provided by investing activities was $45.1 million, of which $45.2 million represents the net change in investments and $0.1 million was used to purchase property and equipment, primarily attributable to our continued efforts to bring in-house certain process development, manufacturing and laboratory capabilities.
During the three months ended March 31, 2022, net cash used in investing activities was $15.4 million, of which $12.9 million represents the net change in investments and $2.5 million was used to purchase property and equipment.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $0.1 million and was primarily from the exercise of stock options and purchases pursuant to our employee stock purchase plan.
Contractual Obligations and Other Commitments
See Note 5 to our financial statements found elsewhere in this Quarterly Report on Form 10-Q for additional disclosures. There have been no other material changes from the Contractual Obligations and Other Commitments disclosed in Note 6 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We have evaluated the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation exemptions to the requirements for (1) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (2) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO, (ii) in which we have total annual gross revenues of at least $1.235 billion or (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
We are also a “smaller reporting company” as defined under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of the year ending December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Except as discussed in Note 5 to our financial statements found elsewhere in this Quarterly Report on Form 10-Q, we are not presently a party to any other legal proceedings that, in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.
Item 1A. Risk Factors
Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.
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

Shattuck Labs, Inc.

Date: May 9, 2023	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: May 9, 2023	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)