Form 10-Q
period 2023-09-30
Shattuck Labs, Inc.
filed 2023-11-09
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 1, 2023, the registrant had 42,485,485 shares of common stock, $0.0001 par value per share, outstanding.

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
•the scope of protection we are able to establish and maintain for intellectual property rights covering our technology platforms, including our ARC® product candidates and other product candidates, and the defense of such intellectual property rights;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SHATTUCK LABS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,632	$47,379
Investments	60,442	113,901
Prepaid expenses and other current assets	11,914	23,304
Total current assets	112,988	184,584
Property and equipment, net	14,796	17,671
Other assets	2,673	3,069
Total assets	$130,457	$205,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,016	$7,170
Accrued expenses and other current liabilities	12,043	17,795
Total current liabilities	14,059	24,965
Non-current operating lease liabilities	3,615	4,202
Total liabilities	17,674	29,167
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 42,485,485 shares issued and outstanding at September 30, 2023 and 42,390,586 shares issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	401,394	396,041
Accumulated other comprehensive loss	7	(877)
Accumulated deficit	(288,623)	(219,012)
Total stockholders’ equity	112,783	176,157
Total liabilities and stockholders’ equity	$130,457	$205,324
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$686	$212	$943	$262
Operating expenses:
Research and development	24,211	18,862	59,083	61,012
General and administrative	5,073	6,579	14,866	16,303
Expense from operations	29,284	25,441	73,949	77,315
Loss from operations	(28,598)	(25,229)	(73,006)	(77,053)

Other income	1,057	594	3,395	519
Net loss	$(27,541)	$(24,635)	$(69,611)	$(76,534)
Unrealized gain (loss) on investments	81	(226)	884	(774)
Comprehensive loss	$(27,460)	$(24,861)	$(68,727)	$(77,308)

Net loss per share – basic and diluted	$(0.65)	$(0.58)	$(1.64)	$(1.81)
Weighted-average shares outstanding – basic and diluted	42,477,642	42,386,470	42,461,644	42,374,955
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	42,390,586	$5	$396,041	$(877)	$(219,012)	$176,157
Exercise of stock options and purchases pursuant to employee stock purchase plan	11,888	—	39	—	—	39
Issuance of common stock upon settlement of restricted stock units	73,937	—	—	—	—	—
Shares withheld related to net share settlement	(16,153)	—	(39)	—	—	(39)
Stock-based compensation expense	—	—	1,683	—	—	1,683
Unrealized gain on investments	—	—	—	538	—	538
Net loss	—	—	—	—	(20,724)	(20,724)
Balance at March 31, 2023	42,460,258	$5	$397,724	$(339)	$(239,736)	$157,654
Exercise of stock options	11,077	—	33	—	—	33
Stock-based compensation expense	—	—	1,852	—	—	1,852
Unrealized gain on investments	—	—	—	265	—	265
Net loss	—	—	—	—	(21,346)	(21,346)
Balance at June 30, 2023	42,471,335	$5	$399,609	$(74)	$(261,082)	$138,458
Exercise of stock options and purchases pursuant to employee stock purchase plan	11,849	—	21	—	—	21
Issuance of common stock upon settlement of restricted stock units	3,375	—	—	—	—	—
Shares withheld related to net share settlement	(1,074)	—	—	—	—	—
Stock-based compensation expense	—	—	1,764	—	—	1,764
Unrealized gain on investments	—	—	—	81	—	81
Net loss	—	—	—	—	(27,541)	(27,541)
Balance at September 30, 2023	42,485,485	$5	$401,394	$7	$(288,623)	$112,783
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
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
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(69,611)	$(76,534)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	5,299	4,769
Depreciation	3,061	2,068
Non-cash operating lease expense	267	220
Net amortization (accretion) of investments	(1,055)	1,509
Impairment loss	204	770
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	11,890	3,060
Other assets	129	(87)
Accounts payable	(5,154)	(7,197)
Accrued expenses and other current liabilities	(6,309)	1,066
Non-current operating lease liabilities	(587)	(517)
Deferred revenue	57	216
Net cash used in operating activities	(61,809)	(70,657)

Cash flows from investing activities:
Purchases of property and equipment	(390)	(10,921)
Net change in investments	55,398	28,897
Net cash provided by investing activities	55,008	17,976

Cash flows from financing activities:
Proceeds from the exercises of stock options and purchases pursuant to employee stock purchase plan	93	171
Taxes paid related to net share settlement of equity awards	(39)	—
Net cash provided by financing activities	54	171
Net decrease in cash and cash equivalents	(6,747)	(52,510)
Cash and cash equivalents, beginning of period	47,379	92,268
Cash and cash equivalents, end of period	$40,632	$39,758

Supplemental disclosures of non-cash financial activities:
Deferred revenue billed but not received	$500	$—
Unpaid amounts related to purchases of property and equipment	$—	$221
Operating lease liabilities recognized for operating right-of-use assets	$—	$5,447
Operating right-of-use assets exchanged for operating lease liabilities	$—	$2,945
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
1. Organization and Description of Business
Shattuck Labs, Inc. (the “Company”) was incorporated in 2016 in the State of Delaware and is a clinical-stage biopharmaceutical company developing dual-sided fusion proteins, including its Agonist Redirected Checkpoint (“ARC®”) platform as a novel class of biologic medicines capable of multifunctional activity with potential applications in oncology and inflammatory diseases. Using its proprietary technology, the Company is building a pipeline of therapeutics, initially focused on the treatment of solid tumors and hematologic malignancies. The Company has one clinical-stage product candidate, SL-172154, and has several compounds in preclinical development.
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $288.6 million as of September 30, 2023. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and investments of $101.1 million as of September 30, 2023 are sufficient to fund projected operations of the Company for at least the next twelve months.
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
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $1.6 million held in operating accounts and $39.0 million held in money market funds as of September 30, 2023, and $3.5 million held in operating accounts and $43.9 million held in money market funds as of December 31, 2022.
Investments
The Company’s investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of September 30, 2023 and December 31, 2022, there were no impairments related to credit losses of investments.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were $0.2 million in impairment losses of long-lived assets for each of the three and nine months ended September 30, 2023, and $0.4 million and $0.8 million of impairment losses for the three and nine months ended September 30, 2022, respectively. Impairment losses were related to lab equipment that was determined to no longer be needed, and such loss was included in the Company's research and development costs.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	As of September 30,
	2023	2022
Stock options	5,357,517	4,073,267
Unvested restricted stock	655,777	295,977
	6,013,294	4,369,244
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of the net loss and unrealized gains and losses on investments.
Recently Adopted Accounting Pronouncements
None.

3. Investments
The following table represents the Company’s available for sale investments by major security type (amounts in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. Treasury securities	$60,435	$7	$60,442
Total investments	$60,435	$7	$60,442

	December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Investments:
U.S. Treasury securities	$114,778	$(877)	$113,901
Total investments	$114,778	$(877)	$113,901

The Company’s investment instruments and cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities have a weighted-average maturity of 0.11 years as of September 30, 2023.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
Research and development contract costs	$6,510	$11,256
Compensation and related benefits	3,981	3,967
Operating lease liabilities	771	701
Deferred revenue	557	—
Other	224	471
Litigation settlement	—	1,400
Total accrued expenses and other current liabilities	$12,043	$17,795
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

Nighthawk Biosciences, Inc. License Agreement
In connection with a license agreement with Nighthawk Biosciences, Inc. (“Nighthawk”), the Company is required to make payments of up to $20.6 million in aggregate for the achievement of specified development, regulatory and commercial sales milestones for certain licensed products. The Company paid $0.1 million to Nighthawk in the nine months ended September 30, 2023 as a milestone payment for the Company’s completion of a Phase 1 clinical trial for SL-172154. The Company is required to pay Nighthawk a percentage of upfront fees or other non-royalty payments not tied to milestone events that it receives in connection with certain sublicenses of the licensed patents. The Company is also required to pay Nighthawk a royalty on all of its worldwide net sales, those of its affiliates, and sublicenses of certain licensed patents in the low single digits. The Company has not recorded a liability for the aforementioned payments given the achievement of specified development, regulatory and commercial sales milestones for certain licensed products is not probable as of the balance sheet date.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. On January 31, 2022 and February 11, 2022, putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York against us and certain of the Company’s officers and directors. The cases were consolidated on June 2, 2022, and the plaintiffs filed an amended complaint on July 1, 2022. The amended complaint cites the volatility in the Company’s common stock and alleges that the defendants made or are responsible for misleading omissions regarding the Company’s clinical trial results and the collaboration agreement with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company, Ltd. The court approved the parties settlement of plaintiffs’ claims in the amount of $1.4 million on November 6, 2023. The Company paid the amount to the escrow agent for the settlement on June 19, 2023.
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
6. Equity
The Company is authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will receive ratably any dividends declared by the Company’s board of directors (“Board”) out of funds legally available. In the event of the Company’s liquidation, dissolution or winding-up, the holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of or provision for any liabilities. As of the periods presented, no common stock dividends had been declared by the Board. At September 30, 2023, none of the 10,000,000 shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
7. Stock-Based Compensation
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding common shares on December 31st of the preceding calendar year. The Board may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. On January 1, 2023, the share reserve automatically increased by 1,695,623 shares. As of September 30, 2023, there were 3,626,489 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, restricted stock units (“RSUs”), performance stock and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. Periodically, the Company grants awards that vest based on the Company achieving certain closing share prices for a number of consecutive trading days.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (“2020 ESPP”) became effective in October 2020. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2023, the share reserve increased by 423,905 shares. As of September 30, 2023, there were 1,204,874 shares available for future purchases. During the three and nine months ended September 30, 2023, the Company issued 11,849 and 23,020 shares of common stock for aggregate cash proceeds of $0.1 million and $0.1 million, respectively. During the three and nine months ended September 30, 2022, the Company issued 7,861 and 13,088 shares of common stock for aggregate cash proceeds of $0.1 million and $0.1 million, respectively.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$921	$950	$2,681	$2,672
General and administrative	843	773	2,618	2,097
Total stock-based compensation	$1,764	$1,723	$5,299	$4,769
The following table summarizes option activity under the 2020 Plan for the nine months ended September 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2022	4,209,255	$8.29	8.07
Granted	1,462,535	3.41
Exercised	(11,794)	2.95
Forfeited	(302,479)	7.00
Balance at September 30, 2023	5,357,517	$7.04	7.21
Vested and expected to vest	5,294,379	$7.06	7.20
Exercisable at the end of the period	2,595,439	$8.05	6.38
Options granted during the nine months ended September 30, 2023 and 2022 had weighted-average grant-date fair values of $2.50 and $4.21 per share, respectively. As of September 30, 2023, the unrecognized compensation cost for options issued was $10.9 million and will be recognized over an estimated weighted-average amortization period of 2.18 years. The total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $0.0 million and $0.1 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2023 was $0.1 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the nine months ended September 30, 2023:

	Awards	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2022	309,477	$7.22
Granted	460,925	3.54
Released	(77,312)	7.22
Forfeited	(37,313)	4.77
Balance at September 30, 2023	655,777	$4.78
The Company recognized $0.7 million of stock-based compensation expense related to RSUs for the nine months ended September 30, 2023. As of September 30, 2023, the unrecognized compensation cost for RSUs issued was $2.6 million and will be recognized over an estimated weighted-average amortization period of 2.99 years. The fair values of RSUs are based on the fair value of the Company’s common stock on the date of the grant.
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

The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2023	2022
2020 Plan
Expected term - years	6.06	6.08
Expected volatility	84.6%	82.3%
Risk-free interest rate	3.6%	2.2%
Expected dividends	—	—
The grant-date fair value of options calculated using the Monte Carlo option pricing model granted under the Company’s 2020 Plan were estimated using the following assumptions:

	Nine Months Ended September 30,
	2023	2022
2020 Plan
Expected term - years	4.00	4.00
Expected volatility	80.0%	80.0%
Risk-free interest rate	3.6%	1.4%
Expected dividends	—	—
The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2023	2022
2020 ESPP
Expected term - years	0.5	0.5
Expected volatility	85.5%	82.9%
Risk-free interest rate	4.0%	2.5%
Expected dividends	—	—

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
Recent Developments
SL-172154 as Monotherapy and in Combination with Azacitidine in Relapsed/Refractory AML or HR-MDS
On November 2, 2023, we announced that topline data from the dose escalation portion of our Phase 1 A/B clinical trial of SL-172154 as monotherapy and in combination with azacitidine, or AZA, in primarily relapsed/refractory, or R/R, acute myeloid leukemia, or AML, and higher-risk myelodysplastic syndromes, or HR-MDS, patients will be featured in a poster presentation at the 65th American Society of Hematology Annual Meeting, which is being held both virtually and in San Diego, CA from December 9-12, 2023.

SL-172154 monotherapy response was observed in a heavily pretreated patient with R/R AML after just a single cycle of treatment, as well as early efficacy signals for SL-172154 in combination with AZA in previously untreated HR-MDS with TP53 mutant patients. SL-172154 was tolerable at 3 mg/kg as a monotherapy and in combination with AZA.
•Data Overview: As of the abstract data cut-off date of May 25, 2023, 37 adult patients with R/R AML and HR-MDS had received SL-172154 as monotherapy or in combination with AZA in the parallel staggered dose-escalation portion of a Phase 1A/B clinical trial. Patients had a median of two prior lines of therapy.
•Preliminary signs of anti-leukemic activity: As of the data cut-off date of July 10, 2023 used for efficacy evaluation for the ASH abstract, a monotherapy response in a R/R AML patient and early signals of anti-leukemic activity (in the form of blast count reductions) in patients with R/R AML who received SL-172154 in combination with AZA were observed in a dose-dependent manner. Early signals of activity with SL-172154 in combination with AZA in frontline patients with TP53 mutant HR-MDS were observed.
◦SL-172154 monotherapy response (Morphologic Leukemia-Free State) (n=1 at 6 mg/kg) was observed in a heavily pretreated R/R AML patient who subsequently proceeded to allogeneic hematopoietic cell transplantation (allo-HCT).
◦Anti-leukemic activity, in the form of blast count reductions, was observed in R/R AML patients in combination with AZA (n=2 at 1 mg/kg, n=5 at 3 mg/kg) and one patient subsequently proceeded to allo-HCT.
◦Out of four evaluable previously untreated HR-MDS with TP53m patients, there was one confirmed complete response (3 mg/kg), one marrow complete response (1 mg/kg), and two stable diseases (n=1 at 1 mg/kg, n=1 at 6 mg/kg). Two patients subsequently proceeded to allo-HCT.
•SL-172154 had an acceptable safety profile as monotherapy and in combination with AZA.
◦Infusion-related reactions (IRRs) were the most common SL-172154-related treatment-emergent AEs (TEAEs) and were reported in 13 patients (68%) as monotherapy and 8 patients (44%) in combination with AZA.
◦Other TEAEs observed were increased AST (aspartate aminotransferase) (4; 21%), ALT (alanine aminotransferase) (3; 16%) and nausea (3; 17%) in monotherapy cohorts, and nausea (3; 17%) in combination cohorts. All events of increased AST/ALT were transient.
◦SL-172154 in combination with AZA had an acceptable safety profile with one dose-limiting toxicity event at 6 mg/kg of SL-172154. The dose of 3 mg/kg is being evaluated in the dose expansion.
•CD47 and CD40 target engagement and CD40-dependent pharmacodynamic effects observed at the 3 mg/kg dose.
◦SL-172154 induced elevations in serum IL-12p40, IP-10, IL-8, IL-10, MIP3α, and MCP1 with greater response at 3 mg/kg compared to 1 mg/kg and similar response between 3 mg/kg and 6 mg/kg.
◦In bone marrow, abundant staining of SL-172154 was observed, along with a dose-dependent increase in phagocytic cells within mature myeloid immune cell compartments. Reduction in leukemic blasts was associated with an increase in mature myeloid and phagocytic cell phenotypes.
SL-172154 in Combination with Pegylated Liposomal Doxorubicin in Platinum-Resistant Ovarian Cancer
On November 9, 2023, we announced interim data from our Phase 1B clinical trial of SL-172154 in combination with pegylated liposomal doxorubicin, or PLD. We observed three partial responses (one confirmed with 58% reduction in the sum of target lesion diameters and two unconfirmed with 100% and 31% reductions in the sum of the target lesion diameters) out of 11 evaluable patients with PROC for SL-172154 in combination with PLD. The preliminary data suggest SL-172154 had an acceptable safety profile in combination with PLD.
•Data overview: As of the data cut-off date of October 31, 2023, 16 adult patients with PROC have been dosed in the ongoing Phase 1B clinical study, of which 11 patients were evaluable for response. Patients had a median of 1.5 prior lines of systemic therapy, 47% had bulky disease measuring >5 cm, 56% were pre-treated with bevacizumab and 88% were resistant to frontline platinum regimen.
•Preliminary anti-tumor activity: As of the data cut-off date of October 31, 2023, three partial responses (one confirmed, two unconfirmed) had been observed for SL-172154 in combination with PLD. As of November 9, 2023, both patients with unconfirmed partial responses remain on study and have not reached the date of confirmatory response assessment.
•Response rate benchmark for PLD: The patient population treated in this study to date is similar to the population enrolled in the Pfizer-sponsored JAVELIN Ovarian 200 clinical trial, wherein PLD monotherapy provided an overall response rate of 4%.
•Safety profile of SL-172154 plus PLD is consistent with the safety profile of the individual agents:
◦As of the data cut-off date of October 31, 2023, among the 16 treated patients, the most common SL-172154-related adverse events were infusion related reaction, nausea, fatigue, headache and neutropenia, mostly in Grade 1-2. SL-172154-related adverse events in Grade 3 or 4 were observed in 6 patients: anemia (n=2), aspartate aminotransferase increased (n=2), neutropenia (n=2), alanine aminotransferase increased (n=1), embolism (n=1) and thrombocytopenia (n=1). SL-172154-related IRRs occurred in four patients but were manageable and did not prevent the completion of dosing or lead to discontinuation. There were no Grade 5 adverse events.
◦The Phase 1B combination trial in PROC of SL-172154 in combination with PLD is using the 3 mg/kg dose of SL-172154.
•Next steps and anticipated milestones:
◦Completion of planned enrollment of the Phase 1B dose-expansion cohort of SL-172154 in combination with PLD in PROC expected in the fourth quarter of 2023.
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
For the nine months ended September 30, 2023 and 2022, our net loss was $69.6 million and $76.5 million, respectively. We have not been profitable since inception, and as of September 30, 2023, we had an accumulated deficit of $288.6 million and $101.1 million in cash and cash equivalents and investments. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
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
The following table summarizes our research and development expenses by product candidate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
	(unaudited)		(unaudited)
SL-172154	$10,596	$7,338	$22,929	$27,080
Other pipeline compounds	6,075	4,062	14,359	13,710
Internal costs, including personnel related benefits, facilities and depreciation	7,540	7,462	21,795	20,222
	$24,211	$18,862	$59,083	$61,012
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, including increased demand for clinical trial material. We expect to incur significant research and development expenses throughout 2023. While it is difficult for us to predict with certainty, we expect increasing year-over-year operating expense over the next several years in the event that we conduct additional nonclinical studies and clinical trials (beyond our currently planned clinical trials), including later-stage clinical trials, for our current and future product candidates, pursue regulatory approval of our product candidates, or advance our preclinical pipeline. In addition, we have several early-stage research and development initiatives, including, but not limited to, an anti-TNFRSF25 antibody, and the mRNA delivery of certain fusion proteins (for potential evaluation in oncology, autoimmune, or cardiometabolic indications.) Should any of these programs advance into clinical development, we expect our operating expense, and capital requirements, to increase.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	Dollar	Percentage
	(unaudited)
Collaboration revenue	$686	$212	$474	223.6%
Operating expenses:
Research and development	24,211	18,862	5,349	28.4%
General and administrative	5,073	6,579	(1,506)	(22.9)%
Loss from operations	(28,598)	(25,229)	(3,369)	13.4%
Other income	1,057	594	463	77.9%
Net loss	$(27,541)	$(24,635)	$(2,906)	11.8%
Collaboration Revenue
Collaboration revenue increased by $0.5 million, or 223.6%, to $0.7 million for the three months ended September 30, 2023 from $0.2 million for the three months ended September 30, 2022. The increase in revenue was primarily attributable to an increase in clinical activity associated with our clinical trial collaboration agreement with ImmunoGen.

Research and Development Expense
Research and development expenses increased by $5.3 million, or 28.4%, to $24.2 million for the three months ended September 30, 2023 from $18.9 million for the three months ended September 30, 2022. The increase in research and development cost was primarily a result of an increase in expense associated with supply chain and manufacturing activities, including the good manufacturing practice, or GMP, manufacture of clinical trial material of $3.7 million, an increase in clinical trial cost of $1.1 million as a result of increased activity in our ongoing clinical trials for SL-172154 and an increase in costs related to our pipeline candidates of $0.3 million.
General and Administrative Expense
General and administrative expenses decreased by $1.5 million, or (22.9)%, to $5.1 million the three months ended September 30, 2023 from $6.6 million for the three months ended September 30, 2022. The decrease was primarily related to recognition of the litigation settlement of $1.4 million in the third quarter of 2022.
Results of Operations
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table sets forth our results of operations for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	Dollar	Percentage
	(unaudited)
Collaboration revenue	$943	$262	$681	259.9%
Operating expenses:
Research and development	59,083	61,012	(1,929)	(3.2)%
General and administrative	14,866	16,303	(1,437)	(8.8)%
Loss from operations	(73,006)	(77,053)	4,047	(5.3)%
Other income	3,395	519	2,876	(554.1)%
Net loss	$(69,611)	$(76,534)	$6,923	(9.0)%
Collaboration Revenue
Collaboration revenue increased by $0.7 million, or 259.9%, to $0.9 million for the nine months ended September 30, 2023 from $0.3 for the nine months ended September 30, 2022. The increase in revenue was attributable to an increase in clinical activity associated with our clinical trial collaboration agreement with ImmunoGen.
Research and Development Expense
Research and development expenses decreased by $1.9 million, or (3.2)%, to $59.1 million for the nine months ended September 30, 2023 from $61.0 million for the nine months ended September 30, 2022. The decrease in research and development cost was primarily a result of a decrease in the GMP manufacture of clinical trial material of $8.7 million and a decrease in materials consumed in our lab of $0.5 million, offset by increases in costs associated with the conduct of clinical trials for SL-172154 of $3.8 million, employee compensation and benefits of $1.5 million, costs related to other pipeline candidates of $1.2 million, and an increase in depreciation of fixed assets of $1.0 million related to the expansion of our in-house manufacturing and development capabilities
General and Administrative Expense
General and administrative expenses decreased $1.4 million, or (8.8)% to $14.9 million for the nine months ended September 30, 2023 from $16.3 million for the nine months ended September 30, 2022. The decrease was a result of recognizing the litigation settlement of $1.4 million during the nine months ended September 30, 2022.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our preferred stock and common stock, including our IPO, and through our collaboration and research agreements with various third parties.

In July 2022, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC (formerly known as SVB Securities LLC), or the Sales Agent, pursuant to which we may offer and sell up to $75.0 million of shares of our common stock from time to time in the at-the-market facility, or ATM Facility. The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of September 30, 2023, there were no sales pursuant to the ATM Facility.
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
We believe that our cash and cash equivalents and investments as of September 30, 2023 are sufficient to fund projected operations through year-end 2024.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
	(unaudited)
Net cash used in operating activities	$(61,809)	$(70,657)
Net cash provided by investing activities	55,008	17,976
Net cash provided by financing activities	54	171
Net decrease in cash and cash equivalents	$(6,747)	$(52,510)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities was $61.8 million and primarily reflected our net loss of $69.6 million and noncash charges of $5.3 million in stock-based compensation and $2.3 million in depreciation expense, accretion of investments and non-cash operating lease expense. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.
During the nine months ended September 30, 2022, net cash used in operating activities was $70.7 million and primarily reflected our net loss of $76.5 million and a $3.5 million net change in our operating assets and liabilities, offset by noncash charges of $4.8 million in stock-based compensation, $3.7 million in depreciation expense, amortization of investments and non-cash operating lease expense and $0.8 million in impairment loss.
Net Cash Provided by Investing Activities
During the nine months ended September 30, 2023, net cash provided by investing activities was $55.0 million, of which $55.4 million represents the net change in investments and $0.4 million was used to purchase property and equipment.
During the nine months ended September 30, 2022, net cash used in investing activities was $18.0 million, of which $28.9 million represents the net change in investments and $10.9 million was used to purchase property and equipment, primarily attributable to our continued efforts to bring in-house certain process development, manufacturing and laboratory capabilities.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $0.1 million and was primarily from the exercise of stock options and purchases pursuant to our employee stock purchase plan.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of the year ending December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Shattuck Labs, Inc.

Date: November 9, 2023	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: November 9, 2023	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)