Form 10-K
period 2023-12-31
Shattuck Labs, Inc.
filed 2024-02-29
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to section 12(g) of the Exchange Act: None
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §241.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, was approximately $85,554,422 based on the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 12, 2024, the registrant had 47,474,783 shares of common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2024, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Auditor Firm ID:	185	Auditor Name:	KPMG LLP	Auditor Location:	Austin, TX, USA

SHATTUCK LABS, INC.
TABLE OF CONTENTS

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to products and markets, and business trends and other information referred to under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “develop”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts, and reflect our current views with respect to future events. Given the significant uncertainties, you should not place undue reliance on these forward-looking statements.
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
•the scope of protection we are able to establish and maintain for intellectual property rights covering our technology platforms, including our ARC® product candidate and other product candidates, and the defense of such intellectual property rights;
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
Item 1. Business
Overview
We are an innovative clinical-stage biotechnology company pioneering the development of dual-sided fusion proteins as an entirely new class of biologic medicine. We have created a novel approach to immune modulation by designing biologics with structural characteristics that may not be achievable by existing therapeutic modalities, including monoclonal or bispecific antibodies. Our ARC® platform was designed to simultaneously inhibit checkpoint molecules and activate costimulatory molecules with a single therapeutic as a potential treatment for cancer. We also have at varying stages of preclinical development, dual-sided fusion proteins, distinct from our Agonist Redirected Checkpoint (“ARC”) platform, that have therapeutic potential in autoimmune and inflammatory diseases, among other therapeutic areas.
Our lead product candidate, SL-172154, is designed to simultaneously inhibit the CD47/SIRPα macrophage checkpoint interaction and activate the CD40 costimulatory receptor to induce an antitumor immune response. Coupling CD40 activation with CD47 inhibition differentiates SL-172154 from all other clinical-stage CD47/SIRPα inhibitors in development, and in our published preclinical studies, SL-172154 resulted in superior antitumor immunity as compared to certain CD47/SIRPα inhibitors. We are pursuing a broad clinical development strategy in both solid and hematologic tumors, with multiple ongoing clinical trials. SL-172154 is in an ongoing Phase 1B clinical trial for the treatment of patients with ovarian cancer. We are also evaluating SL-172154 in an ongoing Phase 1B clinical trial for the treatment of patients with certain hematologic malignancies, including acute myeloid leukemia (“AML”), and higher-risk myelodysplastic syndromes (“HR-MDS”). We believe our clinical development plan may provide both first-in-class and best-in-class development opportunities for SL-172154.
We believe that data shared to date in human cancer patients demonstrate that the unique protein engineering and physical properties of the ARC platform have led to a differentiated profile in terms of safety and on-target immune activation, demonstrated by unique pharmacodynamic findings, as compared to monoclonal or bispecific antibodies. Further, clinical data generated with our ARC platform has guided our preclinical research efforts to further expand our pipeline, and we are advancing certain potential product candidates through preclinical development. We expect to nominate one or more additional product candidates to our clinical pipeline in the future, potentially for indications outside of oncology, by selecting product candidates where there is an expectation of monotherapy efficacy and where our scientific and protein engineering expertise has led to a product candidate with advantages over current treatment modalities.
In February 2024, we announced a strategic collaboration and license agreement (the “Ono Agreement”) with Ono Pharmaceutical Co., Ltd. (“Ono”) in which we will lead research and preclinical development of certain compounds selected by Ono from our pipeline of bifunctional fusion proteins to a pair of prespecified targets for potential treatment of autoimmune and inflammatory diseases.
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
We are conducting a Phase 1A/B clinical trial in patients with AML and HR-MDS. We completed the Phase 1A dose-escalation portion of this clinical trial in 2023 and are currently enrolling patients in the Phase 1B expansion cohorts evaluating SL-172154 in combination with azacitidine in frontline HR-MDS or frontline TP53 mutant (“TP53m”) AML. In AML patients without TP53 mutations (“TP53 wild type”, or “TP53wt”), we intend to study SL-172154 in combination with azacitidine and venetoclax. In December 2023, we shared initial data from both the HR-MDS and TP53m AML Phase 1B combination cohorts. In the frontline HR-MDS cohort, as of the data cutoff date of December 1, 2023, out of 14 evaluable patients, five patients achieved a complete response (“CR”) and four patients achieved a marrow complete response (“mCR”). In the frontline TP53m AML cohort, as of the data cutoff date of December 1, 2023, out of 11 evaluable patients, two patients achieved a CR, and another patient achieved a complete response with incomplete hematologic recovery (“CRi”) and was taken to allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). As of the cutoff date of December 1, 2023, SL-172154 had an acceptable safety and tolerability profile at 3 mg/kg in combination with azacitidine. After completing enrollment in the initial Phase 1B combination expansion cohorts in HR-MDS or TP53m AML patients in 2023, and on the basis of the encouraging initial data, we are further expanding both cohorts to generate additional data and to inform our subsequent clinical trial plans. We expect to announce additional data from the HR-MDS and TP53m AML Phase 1B combination cohorts mid-year 2024.
We are also conducting a Phase 1B clinical trial evaluating SL-172154 in patients with platinum-resistant ovarian cancer (“PROC”). This Phase 1B clinical trial contains two combination expansion cohorts combining SL-172154 with either pegylated liposomal doxorubicin (“PLD”), or mirvetuximab soravtansine (“mirvetuximab” or, “Elahere”).
In November 2023, we announced initial data from our ongoing Phase 1B clinical trial expansion cohort evaluating SL-172154 in combination with PLD. As of the data cutoff date of October 31, 2023, we had 11 patients evaluable for response, and we observed one confirmed partial response (“PR”) and two unconfirmed PRs. As of the data cutoff of October 31, 2023, SL-172154 had an acceptable safety and tolerability profile at 3 mg/kg in combination with PLD.
We expect to announce additional data from the Phase 1B cohort in combination with PLD mid-year 2024 and initial data from the Phase 1B cohort in combination with mirvetuximab mid-year 2024.
The following table highlights our clinical-stage pipeline:
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
Our ARC Platform
Our proprietary ARC platform has the potential to create therapeutics that can dramatically change the way we treat cancer and other diseases. We developed the ARC platform to address the need for a single therapeutic that consolidates multiple immune functions. Compounds developed from our ARC platform simultaneously block immune checkpoint receptors and activate costimulatory molecules in the tumor necrosis factor (“TNF”) superfamily.
The functional domains of ARC compounds are derived from native human proteins, rather than antibody binding domains. This enables the rapid generation of new constructs, given that the starting template for distinct ARC compounds is the human genome. Therefore, an ARC compound can be taken from the conception stage to a manufactured purified protein in approximately six weeks, whereas it can take approximately six months to reach the same stage for an antibody therapeutic candidate. This rapid reduction in discovery processing time has allowed us to generate more than 400 unique, dual-sided fusion proteins.
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
While many TNF receptor agonist antibodies have been developed and tested in human clinical trials, most have been discontinued prior to pivotal studies due to toxicity. As shown in Panel A of Figure 2 below, activation of TNF receptors, such as CD40, and downstream signaling requires the assembly of three receptor molecules (“trimerization”). As shown in Panel B of Figure 2 below, there is a structural mismatch between bivalent antibody therapeutics and trimeric TNF receptors. Traditional bivalent antibodies can only bind to two TNF receptors and are thus unable to individually trimerize a TNF receptor, leading to weak signaling of TNF pathways. For TNF receptor agonist antibodies to trimerize a TNF receptor, multiple antibodies must be cross-linked through Fc receptors located on accessory cells. This mechanism becomes less effective at increasing antibody doses due to saturation of TNF receptors and Fc receptors independently of each other. Consequently, there is no free Fc receptor available to cross-link the TNF receptor bound antibody. This effect manifests in clinical trials as an atypical dose-response relationship, known as a “bell-shaped” dose-response curve, wherein any signs of immune activation initially increase with dose but then subsequently decrease at higher doses. As shown in Panel C of Figure 2, ARCs are designed to self-assemble into two sets of TNF trimers, which induces trimerization of TNF receptor targets and drives a costimulatory signal.
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
Our Strategy
Our goal is to become the world leader in the discovery, development, and commercialization of dual-sided, bi-functional fusion proteins for the treatment of cancer and autoimmune diseases. We plan to achieve this by utilizing our proprietary ARC platform and protein engineering expertise to create novel therapeutics to treat patients who lack effective treatment options. Key elements of our strategy include:
•Rapidly advancing our clinical-stage ARC product candidate, SL-172154, through clinical development and marketing approval
•Leveraging our ARC platform to rapidly advance additional product candidates into clinical development
•Applying our clinical learnings from our ARC platform in oncology to identify, develop, and advance novel fusion protein compounds in autoimmune and inflammatory diseases, among other therapeutic areas
•Continuing to augment our fusion protein manufacturing capabilities
•Collaborating with leading biopharmaceutical companies
•Building on our culture of R&D excellence and continuing to out-innovate ourselves
•Deepening our intellectual property portfolio to continue to protect our platform technologies and product candidates
Our ARC Product Candidate
SL-172154: A Dual CD47/SIRPα Blocking and CD40-Activating ARC Compound
Overview

Our lead product candidate, SL-172154, is designed to simultaneously inhibit the CD47/SIRPα macrophage checkpoint interaction and activate the CD40 costimulatory receptor to induce an antitumor immune response. We believe that SL-172154 is a highly differentiated CD47 inhibitor with potential for both best-in-class and first-in-class development opportunities.
We are conducting Phase 1 clinical trials evaluating the administration of SL-172154 in both solid tumors and hematologic malignancies. As a class, CD47 inhibitors are being developed in combination with other agents that potentiate phagocytosis and initiate an immune response, such as chemotherapy, antibody-dependent cellular phagocytosis (“ADCP”)-competent antibodies, antibody drug conjugates, and others.
We see an opportunity for SL-172154 to continue to differentiate from other compounds in the field due to the combined effects of CD47 blockade and CD40 costimulation. We believe that our preclinical and initial clinical data from both our Phase 1A and Phase 1B clinical trials in PROC and Phase 1A/B clinical trial in HR-MDS and AML indicate that SL-172154 may differentiate from other CD47/SIRPα inhibitors in one or more of the following ways:
•Improved overall response rate due to CD40-mediated activation of both innate and adaptive immunity
•Improved response durability due to enhanced CD40-mediated activation of adaptive immunity
•Differentiated safety profile due to the absence of dose-limiting toxicities due to anemia or thrombocytopenia
Acute Myeloid Leukemia and Higher-Risk Myelodysplastic Syndromes
Clinical Data to Date
In December 2023, we announced initial data from the Phase 1B portion of our ongoing Phase 1A/B clinical trial evaluating SL-172154 in combination with azacitidine in frontline HR-MDS and TP53m AML. As of the data cutoff date of December 1, 2023, we had enrolled 22 patients with previously untreated HR-MDS. 14 of these patients were evaluable for response (13 of whom had TP53m or deletion), of which five patients achieved a CR, four patients achieved a mCR (three with hematologic improvement in at least one lineage), and two patients achieved stable disease (“SD”) (both with hematologic improvement in at least one lineage). Figure 3 below depicts both the interim maximum percent reductions in bone marrow blasts from baseline and the interim best response in individual patients with HR-MDS as of December 1, 2023.
Figure 3 — Interim Response Assessment & Percent Reductions in Bone Marrow Blasts in HR-MDS Patients

Maximum % Reduction from Baseline Bone Marrow Blast
Best Percent Change in Bone Marrow Blast from Baseline (%)
100
90
80
70
60
50
40
30
20
10
0
-10
-20
-30
-40
-50
-60
-70
-80
-90
-100
PD
SD*
SD*
mCR
mCR*
mCR*
CR
CR
mCR*
CR
CR
CR

Progressive Disease (PD), Stable Disease (SD), Complete Response (CR), Marrow CR (mCR)
*Subjects who experienced hematologic improvement (HI) in at least one lineage, pending durability of response

As of the data cutoff date of December 1, 2023, we had enrolled 14 patients with previously untreated TP53m AML. 11 of these patients were evaluable for response, and two patients had achieved a CR and another patient achieved a CRi and was taken to allo-HSCT. Seven additional patients with stable disease had blast reductions, five of which had recovery of platelets or neutrophils and remain on study and their response may improve. Blast count reductions were observed in 100% of these patients. One patient died during the first cycle. The left panel of Figure 4 below, depicts the kinetics of bone marrow blast reductions from baseline in individual patients with TP53m AML as of December 1, 2023. The right panel of Figure 4 below depicts both the interim maximum percent reductions in bone marrow blasts from baseline and the interim best response in individual patients with TP53m AML as of December 1, 2023.

Figure 4 — Kinetics of Bone Marrow Blast Reduction and Interim Response Assessment in TP53 Mutant AML Patients
As of the data cutoff date of December 1, 2023, SL-172154 had an acceptable safety and tolerability profile. Infusion-related reactions (“IRRs”) were the most common SL-172154 related treatment-emergent adverse events (“TEAEs”). In the HR-MDS and TP53m AML cohorts, IRRs were reported in seven patients (32%) and seven patients (50%) respectively. Grade 3 or 4 adverse events (“AEs”) related to SL-172154 were reported in four patients (18%) in HR-MDS and two patients (14%) in TP53m AML, including; IRR (2), aspartate aminotransferase (“AST”) increased (1), alanine aminotransferase (“ALT”) increased (1), fatigue (1), hypoxia (1), pneumonia (1), chondrocalcinosis (1), and febrile neutropenia (1). There were no reports of destructive anemia. In the TP53m AML expansion cohort, there was one Grade 5 AE of cardiac arrest reported in one patient with history of coronary artery disease, recent arrhythmia, and hypokalemia in the setting of amiodarone use. In the HR-MDS cohort, there were no Grade 5 AEs related to SL-172154 reported.
Additionally, in December 2023, in a poster at the American Society for Hematology annual meeting, we announced data from the Phase 1A parallel staggered dose escalation trial of SL-172154 as monotherapy and in combination with azacitidine in primarily relapsed/refractory (“R/R”) AML and HR-MDS patients. As of the data cut-off date of September 15, 2023, 32 adult patients with R/R AML or HR-MDS received SL-172154 as monotherapy or in combination with azacitidine in the parallel staggered dose-escalation portion of a Phase 1A/B clinical trial. Patients had a median of two prior lines of therapy. An additional five subjects with frontline TP53m HR-MDS received SL-172154 with azacitidine. We observed a monotherapy response in a heavily pre-treated R/R AML patient. This patient achieved a morphologic leukemia-free state and subsequently proceeded to allo-HSCT. Anti-tumor activity was also observed in combination with azacitidine in previously untreated TP53m HR-MDS patients. Out of four evaluable previously untreated TP53m HR-MDS patients, there was one CR and one mCR. Two patients, one with mCR and one with SD, proceeded to allo-HSCT. Additionally, we observed SL-172154 bound to both healthy immune cells and myeloid blast cells in bone marrow biopsies collected after intravenous infusion of SL-172154, as shown in Figure 5 below.
Figure 5 — SL-172154 Binding to Leukemic Blasts, T Cells and Monocytes in Patient Bone Marrow Biopsies

Leukemic Blasts
CD3 T cells
CD14 Monocytes
Baseline
On Treatment
ARC+ 0.88
3.54
3.52
ARC+ 86.8
ARC+ 98.2
ARC+ 98.4

Clinical Development Strategy and Upcoming Milestones
We are conducting a Phase 1A/B clinical trial for SL-172154 in patients with AML and HR-MDS. This ongoing Phase 1 clinical trial will evaluate the safety, tolerability, pharmacokinetics, antitumor activity, and pharmacodynamic effects of SL-172154, as both monotherapy and in combination with azacitidine. We completed the Phase 1A dose-escalation portion of this trial and subsequently completed enrollment in the initial Phase 1B expansion cohorts in combination with azacitidine in TP53m AML and HR-MDS patients during 2023. The Phase 1A dose-escalation portion of our clinical trial was primarily conducted in patients with R/R AML or HR-MDS, included both monotherapy SL-172154 cohorts and SL-172154 plus azacitidine combination cohorts, and supported selection of 3 mg/kg as the appropriate dose to explore in the Phase 1B expansion cohorts. The initial Phase 1B expansion cohorts were conducted in patients with previously untreated TP53m AML or HR-MDS, using the 3 mg/kg dose of SL-172154 in combination with azacitidine. Based on the initial safety and efficacy profile, we amended the protocol for both the TP53m AML and HR-MDS cohorts to add additional patients to strengthen our confidence in the safety and efficacy profile and to further inform our future clinical trial plans.
In TP53wt AML, we plan to evaluate SL-172154 in combination with both azacitidine and venetoclax. Azacitidine plus venetoclax is the standard of care for frontline TP53wt AML patients. We believe there may be an opportunity for the addition of SL-172154 to azacitidine plus venetoclax to differentiate from the current standard of care.
We expect to announce additional data from the Phase 1B expansion cohorts in previously untreated TP53m AML and HR-MDS, including safety, objective response rates and initial response durability mid-year in 2024.
Platinum-Resistant Ovarian Cancer
Clinical Data to Date
In November 2023, we announced initial data from our ongoing Phase 1B combination clinical trial evaluating SL-172154 in combination with PLD in PROC. As of the data cutoff date of October 31, 2023, we had enrolled 16 patients with PROC. 11 of these patients were evaluable for efficacy, and we observed one confirmed PR and two unconfirmed PRs. Patients had a median of 1.5 prior lines of systemic therapy, 88% were resistant to treatment with frontline platinum, 47% had bulky disease measuring >5 cm, and 56% were pre-treated with bevacizumab. As of the cutoff date, the patient population treated was similar to the population enrolled in the Pfizer-sponsored JAVELIN Ovarian 200 clinical trial (results published in 2021), wherein PLD monotherapy provided an overall response rate of 4%. Another clinical trial, the Roche-sponsored Aurelia trial (subgroup analysis published in 2014), provided for a 7.8% overall response rate for PLD monotherapy. Figure 6 below depicts the interim best percent change in the size of the target lesion, as well as interim best response, in individual patients with PROC, as of October 31, 2023.
Figure 6 — Interim Response Assessment and Percent Change in Tumor Diameter in PROC Patients Treated with SL-172154 in Combination with PLD

SL-172154 + PLD
100
75
50
25
0
-25
-50
-75
-100
Best % Change in Target Lesions from Baseline
PD
PD
PD
SD
SD
SD
SD
PD
uPR
cPR
uPR

As of the cutoff date of October 31, 2023, SL-172154 in combination with PLD had an acceptable safety profile and is consistent with the safety profile of the individual agents. Among the 16 treated patients, the most common SL-172154-related AEs were IRRs, nausea, fatigue, headache and neutropenia, mostly in Grades 1 or 2. SL-172154-related AEs in Grades 3 or 4 were observed in six patients: anemia (n=2), AST increased (n=2), neutropenia (n=2), ALT increased (n=1), embolism (n=1) and thrombocytopenia (n=1). SL-172154-related IRRs occurred in four patients but were manageable and did not prevent the completion of dosing or lead to discontinuation. There were no Grade 5 adverse events.

In June 2023, in a poster presented at the American Society of Clinical Oncology annual meeting, we announced data from our Phase 1A monotherapy dose escalation clinical trial in PROC As of the data cutoff of January 3, 2023, 27 patients with PROC had been enrolled, with ovarian (70%), fallopian tube (15%) or primary peritoneal (15%) cancer. These patients had a median of four prior systemic therapies (range two to nine). As of a data cutoff date of January 3, 2023, 10 mg/kg was defined as the maximum administered dose, and a maximum tolerated dose was not reached.
As of the data cutoff of January 3, 2023, SL-172154 as monotherapy had an acceptable safety and tolerability profile. We observed a single dose-limiting toxicity of elevated liver enzymes in a single patient at the 10mg/kg dose level. We also frequently observed infusion-related reactions, which were manageable by slowing the rate of infusion and/or by the administration of certain premedication(s). Grade 3/4 treatment-related AEs in greater than one patient were AST increased (G3) and lymphopenia (G4), each in 2 patients (7%); all were fully resolved with no dose modifications. There were no fatal AEs, no AEs that led to drug discontinuation and no events of cytokine release syndrome. The frequency of IRR events increased with increasing dose, and slowing the rate of infusion was utilized for mitigation. Importantly, however, we have not observed dose-limiting toxicities due to hemolytic anemia, thrombocytopenia or other cytopenias (toxicities which have limited the development of some CD47 inhibitors). We believe that SL-172154 may have a differentiated safety profile, which may be due to the lack of an Fc gamma receptor binding Fc domain.
Clinical Development Strategy and Upcoming Milestones
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
We completed the Phase 1A monotherapy dose-escalation clinical trial in patients with PROC in 2023. In this clinical trial, we reached a maximum administered dose of 10 mg/kg. We did not reach a maximum tolerated dose. Also in 2023, we completed initial enrollment to the Phase 1B dose-expansion portion of our clinical trial in PROC evaluating SL-172154 in combination with PLD. We have selected a starting dose of 3 mg/kg of SL-172154 in this trial. Our protocol allows for further dose escalation in the combination, if warranted. PLD is a standard-of-care chemotherapy for this patient population. According to the literature, PLD upregulates calreticulin, an endogenous “eat me” signal, on the surface of tumor cells. Consequently, we believe that PLD is an attractive combination partner due to upregulation of calreticulin and induction of immunogenic cell death. In in vivo preclinical studies, we observed improved anti-tumor activity with the combination of PLD and SL-172154 compared to PLD alone or SL-172154 alone. Furthermore, because the overall response rate of this patient population to PLD is approximately 4-8%, there is significant opportunity for improved response rates in combination with SL-172154, wherein we believe the contribution of SL-172154 will be discernible.
In addition to our combination strategy of SL-172154 in combination with PLD, we are evaluating SL-172154 in a Phase 1B combination dose-escalation and dose-expansion clinical trial in PROC in combination with mirvetuximab soravtansine, marketed by AbbVie, Inc (“AbbVie”) as Elahere. Mirvetuximab soravtansine is an antibody-drug conjugate (“ADC”) targeting folate receptor alpha (“FRα”) which provides for both direct tumor cell killing as well as enhanced macrophage phagocytosis through binding with Fc gamma receptors, and has received accelerated approval for PROC patients whose tumors are shown to be FRα positive, defined as ≥75%, as determined by the VENTANA FOLR1 (FOLR1-2.1) Assay, using the PS2+ scoring method. Pre-clinical studies have shown that both of these mechanisms may be complementary to the mechanism of SL-172154 by enhancing the activity of macrophages to phagocytose FRα- expressing ovarian cancer cells, and that SL-172154 may broaden the activity of mirvetuximab soravtansine, particularly for patients with tumors that express lower levels of FRα.
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
We expect to announce data for both the PLD and mirvetuximab soravtansine combination trials in 2024. We expect to announce data, including topline overall response rate and an initial look at duration of response, from the Phase 1B combination clinical trial with PLD mid-year 2024. We also expect to announce initial data from the Phase 1B combination clinical trial with mirvetuximab soravtansine mid-year 2024.

SL-172154 Preclinical Experience
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
Figure 7 — Tumor Phagocytosis Activity of SIRPα-Fc-CD40L with or without ADCP-competent Antibodies
Human monocyte derived macrophages were co-cultured with HCC1954, A431, HCC827, or Caov-3 cells in the presence of an IgG negative control, SL-172154, an ADCP-competent tumor-targeted antibody, including Trastuzumab or Cetuximab, or the combination of SL-172154 and the ADCP-competent tumor-targeted antibody. After two hours, the proportion of tumor cells phagocytosed by human macrophages was determined and reported as the phagocytosis index.
We also performed standard in vitro tumor cell phagocytosis assays to demonstrate whether SL-172154 enhanced macrophage-mediated phagocytosis across a range of tumor cells expressing varying levels of FRα expression, both alone and in combination with mirvetuximab soravtansine, an ADC composed of a FRα-binding antibody, cleavable linker, and the maytansinoid payload DM4, a potent tubulin-targeting agent, designed to kill the targeted cancer cells. As shown in Figure 8 below, consistent with the mechanism of action of CD47 blocking agents, SL-172154 significantly enhanced the ability of macrophages to phagocytose tumor cells in the presence of mirvetuximab soravtansine.
Figure 8 — In Vitro Tumor Phagocytosis Activity of SIRPα-Fc-CD40L with or without Mirvetuximab Soravtansine
Ovarian cancer cells KB, IGROV1, or MES-OV, that express varying levels of cell surface FRα were cultured with human monocyte derived macrophages in the presence of a vehicle control, SL-172154, mirvetuximab soravtansine, or the combination of SL-172154 and mirvetuximab soravtansine. After treatment, the proportion of tumor cells phagocytosed by human macrophages was determined and reported as the phagocytosis index.
Preclinical Research and Development
Our facility in Durham, North Carolina, houses our research laboratory as well as our technical operations group. This includes both expertise and infrastructure to advance novel biologics from discovery to cell line development, analytical and process development, and into production in our manufacturing pilot plant facility. These internal capabilities have enabled development of additional potential product candidates from our ARC platform in oncology indications. Further, these capabilities have led to collaborations with outside institutions, such as our studies to understand mechanisms of acquired resistance to checkpoint inhibitors with Memorial Sloan Kettering Cancer Center, Cancer Research UK, and Astra Zeneca, which were published in Cancer Cell in January 2024. In addition, we have produced and studied multiple dual-sided fusion proteins for non-oncology indications, including dual-sided TNFR2-Fc, CTLA4-Fc and GLP1-Fc fusion proteins. Another collaboration with Moderna was published in Cancer Research in February 2024, wherein the feasibility of delivering certain dual-sided fusion proteins as lipid-encapsulated mRNA was studied. This work has informed our internal plans for advancing certain dual-sided fusion proteins in non-oncology indications, wherein mRNA/LNP based delivery methods may provide pharmacokinetic, pharmacodynamic and pharmacoeconomic advantages in comparison to traditional, intravenous delivery of recombinant proteins for chronic, non-lethal diseases. Finally, the ARC platform was generated based on the goal of linking an immune checkpoint inhibitor to a TNF superfamily ligand. This expertise in TNF ligand and receptor biology has provided a basis to develop other potential product candidates to inhibit certain TNF receptors, including TNFRSF25.
Collaboration and License Agreements
Strategic Collaboration and Option Agreement with Ono Pharmaceutical Co., Ltd.
On February 9, 2024, we entered into the Ono Agreement, effective February 13, 2024, pursuant to which we and Ono will collaborate in the research and preclinical development of certain prespecified compounds directed toward a pair of targets selected by Ono from our pipeline of bifunctional fusion proteins (the “Development Compounds”). We are primarily responsible for carrying out the research activities in accordance with a mutually agreed upon research plan (the “Research Plan”), subject to the oversight of a joint research committee consisting of representatives from both parties. Pursuant to the Ono Agreement, we granted to Ono an exclusive option (the “Option”) to obtain an exclusive, sublicensable license to research, develop, manufacture and commercialize multiple products resulting from the Development Compounds in any therapeutic area worldwide. The option period will extend from the effective date of the Ono Agreement until 90 days after we deliver our final report pursuant to the Research Plan, and following any exercise of the Option, Ono will be responsible for further development and commercialization of the Development Compounds.

In connection with entering into the Ono Agreement and conducting the Research Plan, we are entitled to receive up to $9 million consisting of an initial upfront payment and additional amounts payable upon the achievement of certain milestones specified in the Research Plan. Additionally, Ono has agreed to pay for all of our costs and expenses incurred in conducting the Research Plan.
In the event Ono exercises the Option for the Development Compounds, we are entitled to receive licensing, clinical and regulatory, and commercial milestone payments of up to $217.5 million upon the exercise of the Option, the achievement of certain specified clinical and regulatory milestones and commercial milestones and, in addition, a tiered percentage royalty on global net sales ranging from mid-single digits to low double digits. Royalties are payable by Ono on a licensed product-by-licensed product and country-by-country basis for a maximum of ten years after the first commercial sale of such licensed product in such country.
The Ono Agreement may be terminated by mutual agreement of both parties or by either us or Ono upon an uncured material breach of the Ono Agreement or the insolvency of the other party. Ono may terminate the Ono Agreement at any time upon 90 days’ written notice to us. If Ono exercises such termination right, Ono will pay all of our costs up through the date of termination. In addition, after the conditions to exercise the Option have been met, we may terminate the Ono Agreement if Ono discontinues its development or commercialization efforts and other conditions are met.
The foregoing description of the Ono Agreement does not purport to be complete and is qualified in its entirety by reference to the Ono Agreement. We intend to file the Ono Agreement as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
Clinical Trial Collaboration and Supply Agreement with ImmunoGen
On February 4, 2022, we entered into a Clinical Trial Collaboration and Supply Agreement (“the Clinical Trial Collaboration Agreement”), with ImmunoGen, Inc. (“ImmunoGen”). Pursuant to the Clinical Trial Collaboration Agreement, ImmunoGen will supply us with a sufficient quantity of mirvetuximab soravtansine for use in our Phase 1B combination cohort evaluating SL-172154 in combination with mirvetuximab soravtansine in patients with PROC,(the “Study”). We will bear all other costs associated with the conduct of the Study, except that ImmunoGen will reimburse us for $2.0 million of the costs we incur. We have sole authority over the design, conduct, and control of the Study. We will provide ImmunoGen with a final study report (the “Final Study Report”), relating to the Study promptly following completion thereof.
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
In February 2024, ImmunoGen was acquired by AbbVie.
Kopfkino License Agreement
We are party to an Exclusive License Agreement (as amended, “the Kopfkino License Agreement”), with Kopfkino IP, LLC (“Kopfkino”). Pursuant to the Kopfkino License Agreement, we have (1) a worldwide, sublicensable exclusive license to research, develop, manufacture, and commercialize products under three provisional patent applications, including all patents issuing from such applications (the “Fusion Protein Patent Rights”) and (2) a worldwide, sublicensable nonexclusive license to research, develop, manufacture, and commercialize certain know-how related to the Fusion Protein Patent Rights. We originally entered into the Kopfkino License Agreement in June 2016 with Scorpius Holdings, Inc. (“Scorpius”) (f/k/a Nighthawk Biosciences, Inc. f/k/a Heat Biologics Inc.). The Kopfkino License Agreement was subsequently amended in November 2016, December 2016, and March 2017. In January 2024, Scorpius assigned its right, title and interest in and under the Kopfkino License Agreement, along with the underlying patents and patent applications, to Kopfkino.
Under the Kopfkino License Agreement, Scorpius was required to conduct certain research and development services under a mutually-agreed upon research and development plan and Scorpius was eligible to receive financial support from us for these efforts. Effective March 2017, Scorpius completed all research and development services under the Kopfkino License Agreement and assigned to us three patent applications and all data derived from the research and development activities, referred to collectively as the Research Services Inventions. Pursuant to the terms of the Kopfkino License Agreement, we are obligated to use commercially reasonable efforts to diligently research and develop at least one product covered by the Fusion

Protein Patent Rights, including the obligation to file an Investigational New Drug (“IND”) application for such product. Our development efforts to date, including the development of SL-279252 and certain other ARC compounds, satisfy these obligations. In addition, we are to provide annual reports to Kopfkino on or before the anniversary of the effective date of the Kopfkino License Agreement to inform Kopfkino of our progress.
Unless sooner terminated or extended, the term of the Kopfkino License Agreement continues until the later of (1) 20 years following the effective date, and (2) the expiration of the last-to-expire royalty term. Either party may terminate the agreement due to a material breach by the other party (subject to a 90-day cure period) or if the other party files for bankruptcy. In the event we terminate the Kopfkino License Agreement due to a material breach by Kopfkino, Kopfkino must assign to us all right, title, and interest in the patent rights licensed under the Kopfkino License Agreement.
In addition to an upfront payment of $50,000, which we made in 2016, and a payment of $100,000 upon the successful completion of the first Phase 1 clinical trial, which we made in 2023, the Kopfkino License Agreement requires us to make further payments to Kopfkino in the future of up to $20.5 million in the aggregate for the achievement of specified development, regulatory, and commercial sale milestones for certain licensed products. We are also required to pay Kopfkino a percentage of certain upfront fees or other non-royalty payments that are not tied to milestone events which we receive in connection with certain sublicenses of the Fusion Protein Patent Rights. We are also required to pay Kopfkino a royalty on all worldwide net sales by us, our affiliates, and sublicenses of certain licensed products in the low single digits. Royalties are payable, on a product-by-product and country-by-country basis, commencing on the first commercial sale of such product and continuing until the last-to-expire valid patent claim to the licensed patent rights that cover such product in that country.
Manufacturing and Supply
By working with third-party vendors to conduct activities in compliance with current Good Manufacturing Practices (“cGMP”) we have invested significant resources to identify and scale up a suitable manufacturing process for our product candidates and ARC compounds, including SL-172154. Currently, ARC compounds are produced by mammalian cell lines commonly used in the manufacture of monoclonal antibodies, including Chinese hamster ovary (“CHO”) cells. SL-172154 has achieved cell culture titer greater than four grams per liter, and another ARC compound has achieved titers exceeding seven grams per liter. Purification of ARC compounds initially utilizes affinity chromatography directed to the Fc domain for capture, and subsequent chromatography steps are designed to remove process-related impurities including CHO derived DNA and proteins.
To date, we have manufactured bulk drug substance (“BDS”) for our product candidates utilizing the services of a limited number of third-party contract manufacturers, with whom we maintain master service agreements, pursuant to which we may manufacture BDS on a per project basis. We may terminate the master services agreements at any time for convenience in accordance with the terms of the agreement. These contract manufacturers, or we, may also terminate the master services agreements with respect to an uncured breach by the other party in accordance with the terms of the agreement. These agreements include confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.
Given the complexity of manufacturing our dual-sided, bi-functional fusion proteins and our increased need for manufacturing driven by multiple clinical trial programs, we work to ensure that we have arrangements with multiple contract manufacturers to reduce the risk of single-source procurement of BDS. Additionally, in 2022, we completed the build out of an in-house facility to support our cell line development, manufacturing process development, analytical assay development, and non-GMP manufacturing activities.
We expect to continue to devote significant resources to process development and optimization of the manufacture of our product candidates. We believe that we have developed a manufacturing process for SL-172154 suitable for Phase 3 clinical trials and for supply of commercial drug product. A cGMP batch has not yet been initiated or completed using this improved process, however we expect that tech transfer of the manufacturing process and validation of a series of analytical methods required for release of drug substance and drug product to support Phase 3 clinical trials will be completed over the course of 2024 and into 2025. To our knowledge, no other company has successfully scaled up commercial manufacturing of dual-sided, bi-functional fusion proteins. Due to the novelty of our product candidates, we may face challenges in developing large-scale manufacturing processes. Moreover, the nature of biologic medicines could create challenges for the stability of the drug substance. While these and other challenges may result in timeline delays and higher costs, we believe that we will have sufficient BDS to support our current clinical trial programs.
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
With respect to our lead product candidate, SL-172154, we are aware of other competing clinical-stage therapeutics that target the CD47 pathway or the CD40 pathway, which include, but are not limited to magrolimab, evorpacept, lemzoparlimab TTI-621, TTI-622, DSP107, and APX005M. It is possible that the competitive landscape for CD47 inhibitors may change over the course of 2024 as the sponsors of these compounds are no longer providing guidance to potential approvals, including magrolimab, TTI-621 and TTI-622.
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
We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain U.S. Federal Food and Drug Administration (“FDA”) or foreign regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics, if required, the level of biosimilar or generic competition, and the availability of reimbursement from government and other third-party payors.
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
For any individual patent, the term depends on the applicable law in the country in which the patent is granted. In most countries where we have filed patent applications or in-licensed patents and patent applications, patents have a term of 20 years from the application filing date or earliest claimed nonprovisional priority date. In the United States, the patent term is 20 years from the application filing date or earliest claimed nonprovisional priority date, but may be shortened if a patent is terminally disclaimed over another patent that expires earlier. The term of a U.S. patent may also be lengthened by a Patent Term Adjustment in order to address administrative delays by the U.S. Patent and Trademark Office (“U.S. PTO”) in granting a patent.
In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for Patent Term Extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) permits a Patent Term Extension of up to five years beyond the natural expiration of the patent (but the total patent term, including the extension period, must not exceed 14 years following FDA approval). The term extension period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO reviews and approves the application for any Patent Term Extension in consultation with the FDA. In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant biologics license application.
Intellectual property related to our most advanced programs is summarized below. We generally file patent applications directed to our key technologies and programs in an effort to secure our intellectual property positions. As of February 1, 2024, we own or exclusively license (i) more than 25 patents and more than 20 pending non-provisional patent applications in the United States and (ii) 20 patents and more than 150 pending patent applications in jurisdictions outside of the United States. We also own additional pending provisional patent applications in the United States and pending international patent applications filed under the Patent Cooperation Treaty (“PCT”). Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. PTO and other patent offices may be significantly revised before issuance, if granted at all.
SL-172154 Product Candidate
As of February 1, 2024, we own or exclusively license (i) 6 patents and 6 pending non-provisional patent applications in the United States and (ii) 11 patents and more than 25 pending patent applications in jurisdictions outside of the United States (including, among others, Australia, Canada, China, Europe, and Japan) that relate to SL-172154.
These patents and applications originate from several different patent families. Patents granted in a family generally directed to compositions and methods of treating cancer are expected to expire in the United States in 2036, without taking potential patent term extension or patent term adjustment into account. Patents granted in other families, generally directed to methods of treating cancer with various combination agents, are expected to expire in the United States in 2038, 2039, and 2042, depending on the family and without taking potential term extension or patent term adjustment into account. The terms of individual patents granted in jurisdictions outside of the United States depends on the legal term for patents in those jurisdictions.

ARC Platform
As of February 1, 2024, we own or exclusively license (i) more than 20 patents and 15 pending non-provisional patent applications in the United States and (ii) 11 patents and more than 125 pending patent applications in jurisdictions outside of the United States (including, among others, Australia, Canada, China, Europe, and Japan) that relate to the ARC platform. These include patents and/or patent applications related to SL‑172154 and other ARC compounds combining TIM3, PD‑1, SIRPα, TIGIT, CSF1R, VSIG8, or FLT3L with OX40, CD40L, 4-1BBL, or LIGHT.
These patents and applications originate from several different patent families. Patents granted in families generally directed to compositions and methods of treating cancer are expected to expire in the United States in 2036, 2038, 2039, 2040, and 2042, depending on the family and without taking potential patent term extension or patent term adjustment into account. Patents granted in other families, generally directed to methods of treating cancer with various combination agents, are expected to expire in the United States in 2038, 2039, and 2040, depending on the family and without taking potential patent term extension or patent term adjustment into account. The terms of individual patents granted in jurisdictions outside of the United States depends on the legal term for patents in those jurisdictions.
Trademark Protection
As of February 1, 2024, we own a registered trademark for “ARC” with the U.S. PTO. We plan to register trademarks in connection with our biological products.
Licensed Intellectual Property from Kopfkino IP, LLC
We are party to the Kopfkino License Agreement, with Kopfkino. Under the Kopfkino License Agreement, we have an exclusive (as to the patent rights), non-transferable, sublicensable, worldwide, royalty-bearing, non-field restricted license to certain patent rights and know-how, including rights related to the ARC platform. We are obligated to pay Kopfkino fees upon receipt of certain sublicensing income, achievement of certain milestones, and royalties upon sales of commercial products. The Kopfkino license provides us rights in the patent family including PCT/US16/54598. As of February 1, 2024, that family includes (i) 11 patents and 1 pending non-provisional patent applications in the United States, and (ii) 11 patents and more than 25 pending applications in jurisdictions outside of the United States (including, among others, Australia, Canada, China, Europe, and Japan). We control prosecution, maintenance, and enforcement of this family of patents and patent applications. We originally entered into the Kopfkino License Agreement in June 2016 with Scorpius. The agreement was subsequently amended in November 2016, December 2016, and March 2017. In January 2024, Scorpius assigned its right, title, and interest in and under the Kopfkino License Agreement, along with the underlying patents and patent applications, to Kopfkino.
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
U.S. Biologics Regulation
In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”) and other federal, state, local, and foreign statutes and regulations. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulation;
•submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•approval by an independent institutional review board (“IRB”) or ethics committee at each clinical site before the trial is commenced;
•manufacture of the proposed biologic candidate in accordance with cGMPs;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

•preparation of and submission to the FDA of a biologics license application (“BLA”) after completion of all pivotal clinical trials;
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
Preclinical and Clinical Development
Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on a partial or full clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
In addition to the IND submission process, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee (“IBC”) a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment and such review may result in some delay before initiation of a clinical trial.
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
In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.
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
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
Expedited Development and Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and data demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.
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
Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).
Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
In 2017, the FDA established a new regenerative medicine advanced therapy (“RMAT”) designation as part of its implementation of the 21st Century Cures Act. The RMAT designation program is intended to fulfill the 21st Century Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (i) the drug qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of breakthrough therapy designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through: the submission of clinical evidence, preclinical studies, clinical trials, patient registries or other sources of real world evidence such as electronic health records; the collection of larger confirmatory datasets; or post-approval monitoring of all patients treated with the therapy prior to approval.
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
There is some uncertainty with respect to the FDA’s interpretation of the scope of orphan drug exclusivity. Historically, exclusivity was specific to the orphan indication for which the drug was approved. As a result, the scope of exclusivity was interpreted as preventing approval of a competing product. However, in 2021, the federal court in Catalyst Pharmaceuticals, Inc. v. Becerra suggested that orphan drug exclusivity covers the full scope of the orphan-designated “disease or condition” regardless of whether a drug obtained approval for a narrower use.
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
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
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
Regulation of Diagnostic Tests
Our drug candidates may require use of a diagnostic to identify appropriate patient populations for our product candidates. These diagnostics, often referred to as companion diagnostics, are medical devices, often in vitro devices, which provide information that is essential for the safe and effective use of a corresponding drug. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval (“PMA approval”). We expect that any companion diagnostic developed for our drug candidates will utilize the PMA pathway.
PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.
On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel drugs such as our drug candidates, a companion diagnostic device and its corresponding drug should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (“IDE”) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.
Biosimilars and Reference Product Exclusivity
The Affordable Care Act (“ACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar,” to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.
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
The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) eighteen months after approval if there is no legal challenge, (iii) eighteen months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.
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
As discussed below, the Inflation Reduction Act of 2022 (“IRA”) is a significant new law that intends to foster generic and biosimilar competition and to lower drug and biologic costs.
Other Healthcare Laws and Compliance Requirements
Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute (“AKS”); the federal False Claims Act (“FCA”); the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar foreign, federal and state fraud, abuse and transparency laws.
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
Civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which can be enforced through civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of federal government funds, including in federal healthcare programs, that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA. The FCA imposes mandatory treble damages and per-violation civil penalties up to approximately $27,000.
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
Data Privacy and Security
Numerous state, federal, and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations imposes privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable health information for or on behalf of such covered entities. The requirements imposed by HIPAA and HITECH on covered entities and business associates include entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity and availability of all PHI created, received, maintained or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of such breaches of PHI to individuals and regulators.
Significant civil and criminal fines and other penalties may be imposed for violating HIPAA. A covered entity or business associate is also liable for civil money penalties for a violation that is based on an act or omission of any of its agents, which may include a downstream business associate, as determined according to the federal common law of agency. HITECH also increased the civil and criminal penalties applicable to covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.
Even when HIPAA does not apply, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act.
In addition, state laws govern the privacy and security of personal information, including health-related information, in certain circumstances. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”), which went into effect on January 1, 2020, creates new data privacy obligations for covered companies and provides new privacy rights to California residents. The CCPA/CPRA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, rights to California residents in relation to their personal information. Health information falls under the CCPA/CPRA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked with a particular consumer or household—unless it is subject to HIPAA—and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection.
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
Other legislative changes have been proposed and adopted since the ACA was enacted, including automatic aggregate reductions of Medicare payments to providers of 2% per fiscal year as part of the federal budget sequestration under the Budget Control Act of 2011. These reductions went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional action is taken by Congress. In addition, the Bipartisan Budget Act of 2018, among other things, amended the Medicare Act (as amended by the ACA) to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs being covered under Medicare Part D.
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
Notwithstanding the IRA, continued legislative and enforcement interest exists in the United States with respect to specialty drug pricing practices. Specifically, we expect regulators to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs.
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
Regulation in the European Union
European Data Laws
The collection and use of personal health data and other personal data in the EU is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), which came into force in May 2018, and related data protection laws in individual EU Member States. The GDPR imposes a number of strict obligations and restrictions on the ability to process, including collecting, analyzing and transferring, personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the notification obligations to the national data protection authorities, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.
In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the European Economic Area (“EEA”) that are not considered by the European Commission (“EC”) to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). With regard to the transfer of data from the EEA to the US, on July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework. On the bases of the new adequacy decision, personal data can flow from the EEA to US companies participating in the framework.
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
Furthermore, there is a growing trend towards the required public disclosure of clinical trial data in the EU, which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the new EU Clinical Trials Regulation (EU) No. 536/2014 (“CTR”), European Medicines Agency (“EMA”) disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the CTR and the GDPR, further adds to the complexity that we face with regard to data protection regulation.
With regard to the transfer of personal data from the EEA to the United Kingdom (“UK”), personal data may now freely flow from the EU to the UK since the UK is deemed to have an adequate data protection level. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed. Additionally, following the UK’s withdrawal from the EU and the EEA, companies also have to comply with the UK’s data protection laws (including the UK GDPR, as defined in section 3(10) (as supplemented by section 205(4)) of the Data Protection Act 2018 (the “DPA 2018”) (“UK GDPR”), the DPA 2018, and related data protection laws in the UK). Separately to the fines that can be imposed by the GDPR, the UK regime has the ability to impose fines up to the greater of £17.5 million or 4% of global turnover.
Following the UK’s withdrawal from the EU and the EEA, companies are subject to specific transfer rules under the UK regime; personal data may flow freely from the UK to the EEA, since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. These UK international transfer rules broadly mirror the GDPR rules. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (“IDTA”) and the international data transfer addendum to the European Commission’s standard contractual clauses for international data transfers (“Addendum”) and a document setting out transitional provisions. The IDTA and Addendum came into force on March 21, 2022 and replaced the old SCCs for the purposes of the UK regime. However, the transitional provisions, adopted with the IDTA and the Addendum, provide that contracts concluded on or before September 21, 2022 on the basis of any old SCCs continue to provide appropriate safeguards for the purpose of the UK regime until March 21, 2024, provided that the processing operations that are the subject matter of the contract remain unchanged and reliance on those clauses ensures that the transfer of personal data is subject to appropriate safeguards.
With regard to the transfer of personal data from the UK to the United States, the UK government has adopted an adequacy decision for the United States (the “UK-US Data Bridge”), which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the transfer is to a U.S. company participating in the EU-US Data Privacy Framework and the UK Extension to the EU-US Data Privacy Framework.
Drug and Biologic Development Process
Regardless of where they are conducted, all clinical trials included in applications for marketing authorization for human medicines in the European EU/EEA must have been carried out in accordance with EU regulations. This means that clinical trials conducted in the EU/EEA have to comply with EU clinical trial legislation but also that clinical trials conducted outside the EU/EEA have to comply with ethical principles equivalent to those set out in the EEA, including adhering to international good clinical practice and the Declaration of Helsinki. The conduct of clinical trials in the EU is governed by the CTR, which entered into force on January 31, 2022. The CTR replaced the Clinical Trials Directive 2001/20/EC (“Clinical Trials Directive”) and introduced a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU.
Under the former regime, which will expire after a transition period of one or three years, respectively, as outlined below in more detail, before a clinical trial can be initiated it must be approved in each EU member state where there is a site at which the clinical trial is to be conducted. The approval must be obtained from two separate entities: the National Competent Authority (“NCA”) and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU member state before the commencement of the trial. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU member state where they occur.
A more unified procedure will apply under the new CTR. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU member state proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned EU Member States. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such member state. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database (“CTIS”). The CTR foresees a three-year transition period. EU Member States will work in CTIS immediately after the system has gone live. On January 31, 2023, submission of initial clinical trial applications via CTIS became mandatory, and by January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS.
Under both the former regime and the new CTR, national laws, regulations, and the applicable GCP and GLP standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines on GCP and the ethical principles that have their origin in the Declaration of Helsinki.
During the development of a medicinal product, the EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party. A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”) of the product concerned.
Drug Marketing Authorization
In the European Union, medicinal products, including advanced therapy medicinal products (“ATMPs”), are subject to extensive pre- and post-market regulation by regulatory authorities at both the European Union and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products, which are genes, cells or tissues that have undergone substantial manipulation and that are administered to human beings in order to cure, diagnose or prevent diseases or regenerate, repair or replace a human tissue. Pursuant to the ATMP Regulation, the Committee on Advanced Therapies (“CAT”) is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CHMP and CAT are also responsible for providing guidelines on ATMPs. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs manufacturing and control information that should be submitted in a In the EU and in Iceland, Norway and Liechtenstein (together the EEA) after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a Marketing Authorization (“MA”). To obtain an MA of a drug under European Union regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure.
Centralized Authorization Procedure
The centralized procedure provides for the grant of a single MA that is issued by the EC following the scientific assessment of the application by the EMA that is valid for all EU Member States as well as in the three additional EEA Member States. The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, ATMPs and medicinal products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a marketing authorization through the centralized procedure.
Under the centralized procedure, the CHMP established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.
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
Risk Management Plan
All new MAAs must include a Risk Management Plan (“RMP”) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. An updated RMP must be submitted: (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. The regulatory authorities may also impose specific obligations as a condition of the MA. Since October 20, 2023, all RMPs for centrally authorized products are published by the EMA, subject to only limited redactions.
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
Data and Market Exclusivity
As in the United States, it may be possible to obtain a period of market and / or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received a MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining MA or placing the product on the market. New Chemical Entities (“NCE”) approved in the EU qualify for eight years of data exclusivity and 10 years of marketing exclusivity.
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
On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation. The current draft envisages, e.g., a shortening of the periods of data exclusivity, however, there is currently neither a final version of this draft nor a date for its entry into force.
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
The EMA’s Committee for Orphan Medicinal Products, reassesses the orphan drug designation of a product in parallel with the review for a marketing authorization; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of marketing authorization review by the EMA and approval by the EC. Additionally, any marketing authorization granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of a marketing authorization, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.
During the 10-year period of market exclusivity, with a limited number of exceptions, the regulatory authorities of the EU Member States and the EMA may not accept applications for marketing authorization, accept an application to extend an existing marketing authorization or grant marketing authorization for other similar medicinal products for the same therapeutic indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity for an orphan-designated condition when the results of specific studies are reflected in the Summary of Product Characteristics (“SmPC”) addressing the pediatric population and completed in accordance with a fully compliant Pediatric Investigation Plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

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
Pediatric Development
In the EU, companies developing a new medicinal product are obligated to study their product in children and must therefore submit a PIP together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee. Companies must conduct pediatric clinical trials in accordance with the PIP approved by the EMA, unless a deferral (e.g. until enough information to demonstrate its effectiveness and safety in adults is available) or waiver (e.g. because the relevant disease or condition occurs only in adults) has been granted by the EMA. The MAA for the medicinal product must include the results of all pediatric clinical trials performed and details of all information collected in compliance with the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Medicinal products that are granted an MA on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when a MA holder wants to add a new indication, medicinal form or route of administration for a medicine that is already authorized and covered by intellectual property rights.
PRIME Designation
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact point and rapporteur from the CHMP or from CAT are appointed facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts to provide guidance on the overall development plan and regulatory strategy. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.
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

These pharmacovigilance rules can impose on holders of MAs the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed medicinal products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. MA holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of Periodic Safety Update Reports (“PSURs”) in relation to medicinal products for which they hold MAs. The EMA reviews PSURs for medicinal products authorized through the centralized procedure. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing MA for the product be suspended, withdrawn or varied. The agency can advise that the MA holder be obliged to conduct post-authorization Phase 4 safety studies. If the EC agrees with the opinion, it can adopt a decision varying the existing MA. Failure by the MA holder to fulfill the obligations for which the EC’s decision provides can undermine the ongoing validity of the MA.
More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the MA for the product or imposition of financial penalties or other enforcement measures.
The manufacturing process for pharmaceutical products in the European Union is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for cGMP. These requirements include compliance with EU cGMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union. Similarly, the distribution of pharmaceutical products into and within the European Union is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with cGMP, before releasing the product for commercial distribution in the European Union or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with cGMP.
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
Regulation in the UK and Other Markets
The UK formally left the EU on January 31, 2020. EU laws now only apply to the UK in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland and as amended by the Windsor Framework agreed by the UK and EU on February 27, 2023. Amongst other things, the Windsor Framework sets out a long-term set of arrangements for the supply of medicines into Northern Ireland. From January 1, 2025, medicines will need to be approved and licensed on a UK-wide basis by the UK’s Medicine and Healthcare products Regulatory Agency (“MHRA”), with medicines using the same packaging and labelling across the UK. The EMA will have no role in approving or licensing new drugs for provision in Northern Ireland. The EU and the UK have agreed on a trade and cooperation agreement (“TCA”), which includes provisions affecting the life sciences sector (including on customs and tariffs). There are some specific provisions concerning pharmaceuticals, including the mutual recognition of cGMP, inspections of manufacturing facilities for medicinal products and issued cGMP documents. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.
The UK government has adopted the Medicines and Medical Devices Act 2021 (“MMDA”) to enable the UK’s regulatory frameworks to be updated following the UK’s departure from the EU. The MMDA introduces regulation-making, delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The MHRA has since been consulting on future regulations for medicines and medical devices in the UK.
Drug Marketing Authorizations
To be used or sold in the UK, a drug must have an effective marketing authorization obtained by a centralized application through EMA or a national application. National applications are governed by the Human Medicines Regulations (SI 2012/1916) (“HMRs”). Applications are made electronically through the MHRA Submissions Portal. The process from application to authorizations generally takes up to 210 days, excluding time taken to provide any additional information or data required by the MHRA.
On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Reliance Procedure (“IRP”) for MAAs. Effective January 1, 2024, the IRP took effect and replaces existing EU reliance procedures to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic, FDA, EMA, among others). The IRP allows medicinal products approved in other jurisdictions that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a marketing authorization in the UK or Great Britain. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.
Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.
For the UK, the period of three years during which the drug has not been marketed in Great Britain will be restarted from the date of conversion to a Great Britain marketing authorization. Conversion refers to the procedure by which, as of January 1, 2021, MAs granted on the basis of a centralized procedure in the EU are only valid in Northern Ireland but not in Great Britain, whereas, prior EU authorizations have all been automatically converted into UK MAs effective in Great Britain only.
Orphan Designation
In the UK, since January 1, 2021, a system for incentivizing the development of orphan medicines was introduced. Overall, the requirements for orphan designation largely replicate the requirements in the EU and the benefit of market exclusivity has been retained. Products with an orphan designation in the EU can be considered for an orphan marketing authorization in Great Britain, but a UK-wide orphan marketing authorization can only be considered in the absence of an active EU orphan designation. The MHRA will review applications for orphan designation at the time of a marketing authorization, and will offer incentives, such as market exclusivity and full or partial refunds for marketing authorization fees to encourage the development of medicines in rare diseases.
Pediatric Development
In the UK, the MHRA has published guidance on the procedures for UK Paediatric Investigation Plans (“PIPs”) which, where possible, mirror the submission format and requirements of the EU system. EU PIPs remain applicable for Northern Ireland and EU PIPs agreed by the EMA prior to January 1, 2021 have been adopted as UK PIPs.
Sales and Marketing Regulation

EU regulation with regards to dispensing, sale and purchase of medicines has generally been preserved in the UK after its exit from the EU, through the HMRs. However, organizations wishing to sell medicines online need to register with the MHRA. The requirements to display the common logo no longer apply to UK-based online sellers, except for those established in Northern Ireland.
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
Human Capital Management
As of December 31, 2023, we employed 75 full-time employees at two locations in the United States, in Austin, TX and Durham, NC.
We may hire additional employees in 2024 and beyond with a focus on increasing expertise and bandwidth in preclinical and clinical research and development, in-house process development and manufacturing, and clinical operations to support potential later-stage clinical trials. We continue to evaluate business needs and opportunities, with a hiring philosophy that seeks to balance in-house expertise with outsourced services, and management of overall operating expense. Currently, we outsource clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.
Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines. Pharmaceutical companies compete for a limited number of highly qualified applicants to fill specialized positions. To attract these applicants to the Company, we offer a total rewards package consisting of a base salary and cash target bonus targeting the 25th to 75th percentile of market based on geography, a competitive benefit package and equity compensation for full-time employees. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility.
We believe our management team has the experience necessary to effectively execute our strategy and advance our product and technology leadership. A large majority of our employees have obtained advanced degrees in their professions. We support our employees’ further development with individualized development plans, mentoring, coaching, group training and conference attendance.
Research and Development
Research and development expenses for the years ended December 31, 2023 and 2022 were $74.3 million and $82.9 million, respectively.
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
Our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, are accessible through our website, free of charge, as soon as reasonably practicable after these reports are filed electronically with, or otherwise furnished to, the Securities and Exchange Commission (the “SEC”). These SEC reports can be accessed through the “Investors” section of our website.

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
•Our compounds, including those from our ARC platform, are based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval. We may not be successful in our efforts to use and expand our technology platforms to develop and commercialize our compounds and product candidates, or may experience significant delays in doing so.
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

•Our success depends upon our ability to obtain and maintain patents and other intellectual property rights to protect our technology, including product candidates from our ARC platform, methods used to manufacture those product candidates, formulations thereof, and the methods for treating patients using those product candidates.
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
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant operating losses since inception. For the years ended December 31, 2023 and 2022, we reported a net loss of $87.3 million and $101.9 million, respectively. As of December 31, 2023, we had an accumulated deficit of $306.3 million. We expect to continue to incur significant operating losses for the foreseeable future. To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We may never succeed in these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability.
We will require additional funding in order to complete development of our product candidates and commercialize our products, if approved. Additional funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs and other operations.
Based on our current business plans, we estimate that our existing cash and cash equivalents and investments will enable us to fund our operating expenses into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may materially and adversely affect the development of our product candidates. Our ability to raise additional funds will depend on financial, economic, and market conditions and other factors, over which we may have no or limited control. Additional funds may not be available when we need them, on terms that are acceptable to us or at all.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
If we raise additional capital through the sale of equity, including through our “at-the-market” offerings (the “ATM Facility”), or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take certain actions, which could materially and adversely impact our ability to conduct our business.
Our compounds, including those from our ARC platform, are based on novel technologies that are unproven and may not result in approvable or marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval. We may not be successful in our efforts to use and expand our technology platforms to develop and commercialize our current and future product candidates, or may experience significant delays in doing so.
A key element of our strategy is to use and expand our proprietary technologies, including our ARC platform, to build a pipeline of product candidates and progress these compounds and product candidates through preclinical and clinical development. Although our research and development efforts to date have resulted in a pipeline of product candidates and potential product candidates directed at various cancers and other indications, we have not received regulatory approval for any of our product candidates. The scientific research that forms the basis of our efforts to develop product candidates with our proprietary technologies, including those from our ARC platform, is still ongoing. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on our platforms is both preliminary and limited. Given the novelty of our technologies, we intend to work closely with the FDA and other regulatory authorities to perform the requisite scientific analyses and evaluation of our methods to obtain regulatory approval for our product candidates. We cannot be certain that our approach will lead to the development of approvable or marketable products, alone or in combination with other therapies. To our knowledge, our dual-sided fusion protein product candidates have not previously been tested in humans and may have properties that negatively impact safety or efficacy, such as greater immunogenicity when compared to existing therapeutics. Moreover, our product candidates may have unexpected biological interactions when administered in vivo. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of our product candidates, which could result in a longer than expected regulatory review process, increase our expected development costs, and delay or prevent commercialization of our product candidates.
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
We expect to experience periods of growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical operations, business development, manufacturing, regulatory affairs, quality assurance, human resources, legal, accounting and finance, and, ultimately, sales and marketing. The competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled scientific, technical, and managerial employees. If our recruitment and retention efforts are unsuccessful, when needed, in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.
To manage any future growth, we must continue to implement and improve our managerial, operational, and financial systems, and expand our facilities. Due to our limited financial resources and the limited experience of our management team in managing a growing company, we may not be able to effectively manage the expansion of our operations systems and facilities. These activities may lead to significant costs and may divert our management and other resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.
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
From time to time, we have publicly disclosed, and we may publicly disclose again in the future, interim, topline, or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. The interim, topline, or preliminary results that we have reported or may report in the future may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, safety, pharmacokinetic, and pharmacodynamic data are different than, and may not be predictive of, clinical efficacy endpoints. In addition, at times we have access to additional data, in part because our trials are open-label, beyond what has been publicly disclosed. As a result, interim, topline, or preliminary data should be viewed with caution until the final data are available.
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
We could also encounter delays if a clinical trial is suspended or terminated by us, by the independent institutional review boards of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or are only moderately positive, or if there are safety concerns, our business and results of operations may be materially and adversely affected, and we may incur significant additional costs.
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
Successful and timely completion of clinical trials will require that we initiate our clinical trial sites in a timely manner and enroll a sufficient number of patient candidates. Trials have been and may continue to be subject to delays for a variety of reasons, including as a result of delays to clinical trial site start up and initiation, patient enrollment taking longer than anticipated, fewer than expected patients who meet enrollment eligibility criteria, patient withdrawal, or AEs.
Our clinical trials compete with other clinical trials that are in the same therapeutic areas as our product candidates and/or that seek to enroll the same specific patient populations as our clinical trials, which reduces the number and types of patients available to us. We also compete with head-to-head clinical trials, in which patients may prefer to participate, which may further reduce the number of patients available to us. Moreover, enrolling patients in clinical trials for cancer therapies is challenging, as cancer patients will first receive the applicable standard of care. Many patients who respond positively to the standard of care therapy (and thus do not enroll in clinical trials) are believed to have tumor types that may have responded well to our product candidates. This may limit the number of eligible patients able to enroll in our clinical trials and could extend development timelines or increase costs for these programs. Patients who fail to respond positively to the standard of care treatment will be eligible for clinical trials of unapproved drug candidates. However, these patients may have either compromised immune function from prior administration of chemotherapy or an enhanced immune response from the prior administration of checkpoint inhibitors. Either of these prior treatment regimens may render our therapies less effective in clinical trials. We have sought and may continue to seek to mitigate these effects in the future through modification of enrollment eligibility criteria. Additionally, patients who have failed approved therapies will typically have more advanced cancer and a poorer long-term prognosis.
If we are unable to initiate or adequately enroll our clinical trial sites in the United States, the United Kingdom of Great Britain, Canada, and Europe, our clinical trials may be delayed. Receiving approval for and establishing clinical trial sites in other countries may be more challenging or lengthy than in the United States. As a result of any of the aforementioned factors, we may in the future decide to use clinical trial sites in other parts of the world. It may be more difficult to control international clinical trials and the results may be less reliable. In addition, if the international clinical trial was conducted in a country with lower quality healthcare than in developed countries, the patients may experience side effects not experienced by patients in developed countries.
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
Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. In August 2022, President Biden signed into law the IRA, which, among other provisions, included several measures intended to lower the cost of prescription drugs and enact related healthcare reforms. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.
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

In addition, the FDA or comparable foreign authorities may change the requirements for clinical development and approval, which may alter our clinical development plans and increase our costs. For example, the FDA published guidance in January 2023 on “Project Optimus,” an initiative to improve dose selection in oncology drug development with the goal of optimizing the design of early dose-finding trials. If the FDA does not believe we have sufficiently demonstrated that the selected doses for our product candidates maximize not only the efficacy of such candidate, but the safety and tolerability as well, our ability to progress our clinical trials and ultimately commercialize a product candidate may be delayed and our costs may be increased.
Any regulatory approvals that we may receive for our programs will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the program, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy in order to approve our programs, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or comparable foreign regulatory authorities approve our programs, our programs and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current cGMPs and GCPs for any clinical trials that we conduct following approval.
We may seek designations under FDA programs designed to facilitate and potentially expedite product candidate development, such as Fast Track or Breakthrough Therapy Designation. If we decide to pursue a Fast Track or Breakthrough Therapy Designation by the FDA, it may not lead to a faster development or regulatory review or approval process.
We may seek a Fast Track or Breakthrough Therapy Designation for a product candidate. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular product candidate is eligible for one or both of these designations, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track or Breakthrough Therapy Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track or Breakthrough Therapy Designation if it believes that the designation is no longer supported by data from our clinical development program. See the section titled “Business—Government Regulation—Expedited Development and Review Programs” for a more detailed description of the process for seeking Fast Track and/or Breakthrough Therapy Designation.
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
Our employees, independent contractors, principal investigators, contract research organizations (“CROs”), consultants, commercial partners, suppliers, and vendors acting for us or on our behalf may engage in misconduct or other improper activities, including noncompliance with applicable laws and regulations.
We have adopted a code of conduct, but it is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations may involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
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
We currently are pursuing the development of our product candidates in combination with other approved therapeutics. If the FDA revokes approval of any such therapeutic, or if safety, efficacy, manufacturing, or supply issues arise with any therapeutic that we use in combination with one of our product candidates in the future, we may be unable to further develop and/or market our product candidate or we may experience significant regulatory delays or supply shortages, and our business could be materially and adversely affected.
We currently are pursuing the development of our product candidates in combination with other approved therapeutics, and we have commenced clinical trials of our product candidates in combination with other approved therapeutics in the future. We have not developed or obtained regulatory approval for, nor will we manufacture or sell, any of these approved therapeutics. In addition, the combinations have not have been previously tested and may, among other things, fail to demonstrate synergistic activity, fail to achieve superior outcomes relative to the use of single agents or other combination therapies, exacerbate AEs associated with one of our product candidates when used as monotherapy, or fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

If the FDA revokes its approval of any combination therapeutic, we will not be able to continue clinical development of or market any product candidate in combination with such revoked therapeutic. If safety or efficacy issues arise with therapeutics that we seek to combine with, we could experience significant regulatory delays, and the FDA could require us to redesign or terminate the applicable clinical trials. In addition, we may need, for supply, data referencing, or other purposes, to collaborate or otherwise engage with the companies who market these approved therapeutics. If we are unable to do so on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate or indication, reduce or delay its development program, delay its potential commercialization or reduce the scope of any sales or marketing activities.
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
The process of manufacturing our product candidates is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls that are in compliance with cGMP. We do not currently own or operate any cGMP manufacturing facilities, nor do we have any in-house cGMP manufacturing capabilities. We rely on third-party contract manufacturers to produce sufficient quantities of materials required for the manufacture, transport, and storage of our compounds and product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. Such failure or substantial delay could materially and adversely harm our business.
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
As part of our process development efforts, we also may make changes to our manufacturing processes at various points during development for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. We have invested in an in-house process development pilot plant to reduce our reliance on third parties for our process development efforts, however we cannot guarantee that these efforts will result in useful changes to our manufacturing processes. Any changes to our manufacturing processes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials or future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. We are preparing to scale up to a Phase 3 and commercial manufacturing process, including transferring our manufacturing process to contract development and manufacturing organizations (“CDMOs”), including those that may not yet have completed a cGMP campaign with our product. There is no guarantee that the CDMOs that have produced our clinical trial material to date will be suitable for Phase 3 or commercial manufacturing. Our product candidate has not yet been manufactured on a commercial scale, and there are risks associated with the scaling up of the manufacturing process including, CDMO selection, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency, supply chain disruptions and timely availability of raw materials. Even if we obtain regulatory approval for SL-172154, there is no assurance that the manufacturer or manufacturers we have arranged will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand.
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
We have relied, and plan to continue to rely, upon third parties, including independent clinical investigators and third-party CROs, to help establish and conduct certain preclinical studies, nonclinical studies, and clinical trials and to monitor, record, and manage data for our ongoing preclinical, nonclinical, and clinical programs. We rely on these parties for execution of certain preclinical studies and clinical trials, and control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing, and completion of these preclinical studies, nonclinical studies, and clinical trials and the management of data developed through these preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. If we or any of these third parties fail to comply with applicable good laboratory practice, or good clinical practice regulations, such data may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or nonclinical studies, or clinical trials before approving our marketing applications. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
We have entered into, and may decide in the future to enter into, collaborations with pharmaceutical or biopharmaceutical companies, including our collaboration with Ono, for the development and potential commercialization of certain of our product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue, or specific net income that justifies such transaction. We may not be able to control the amount and timing of resources that is required of us to complete our development obligations or that the collaboration partner devotes to the product development or marketing programs. We also may not be able to ensure that our collaboration partner adequately protects and does not misuse our intellectual property. We and our collaboration partner may disagree regarding the research plan or the development plan for product candidates on which we are collaborating and disputes could arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources. If our strategic collaborations do not result in the successful development and commercialization of product candidates or if one of our collaborators fails to act under the collaboration agreement or terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. For example, if Ono decides not to exercise its option to obtain an exclusive, sublicensable license to research, develop, manufacture and commercialize products resulting from the Development Compounds under the Ono Agreement, we would not receive any of the potential licensing fees or clinical, regulatory and commercial milestone payments thereunder. In addition, if a collaboration is terminated, it may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate such products or business into our existing operations and company culture.
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
Risks Related to Intellectual Property and Information Technology
Our success depends upon our ability to obtain and maintain patents and other intellectual property rights to protect our technology, including product candidates from our ARC and platform, methods used to manufacture those product candidates, formulations thereof, and the methods for treating patients using those product candidates.
The prosecution, enforcement, defense, and maintenance of intellectual property rights is often challenging, costly, and uncertain. Contributors to these challenges and uncertainty include the early stage of our products and our intellectual property portfolio development; the unpredictability of what patent claim scope will ultimately be issued to protect our products and how the law will change or develop as to scope, length, and enforcement of patent protection; the competitive and crowded immune-oncology space; complicated and unforgiving procedural, documentary, and fee requirements of the U.S. PTO, and foreign patent offices; lack of perfect visibility into what our competitors are doing and the patent claim scope they are obtaining; lack of perfect ability to determine what prior art may exist; and the expense and time consuming nature of patent portfolio development across relevant jurisdictions. For at least these reasons, the issuance, scope, validity, enforceability, and commercial value of our current or future patent rights are highly uncertain. We cannot be sure that patent coverage will issue, or will be maintained, to protect our products in some or all relevant jurisdictions. We cannot be sure that we will not encounter freedom-to-operate challenges in the development and commercialization of our product candidates. We cannot be sure our trademarks and trade names are sufficient to build name recognition in our markets of interest. We cannot be sure our measures to protect our trade secrets will be sufficient. Failure to protect or enforce these rights adequately could harm our ability to develop and market our product candidates and could impair our business.
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

Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our methods or product candidates or elements thereof, our manufacture or uses relevant to our development plans, our product candidates or other attributes of our product candidates, or our compounds, including those from our ARC platform. In such cases, we may not be in a position to develop or commercialize product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, which can be expensive and time-consuming, or we may have to enter into a license agreement with the intellectual property right holder, which may not be available on commercially reasonable terms, if at all.
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
Changes in either the patent laws or interpretation of the patent laws in the United States or in foreign jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The patent laws of the U.S. and foreign jurisdictions, as well as the rules of the U.S. PTO and foreign patent offices, change from time to time. Further changes to the patent laws and/or rules of the U.S. PTO and foreign patent offices may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. The Supreme Court and other federal courts also regularly rule on patent cases, including those involving the life sciences. Those decisions can change the interpretation of patent laws; for example, narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. These changes to patent laws and subsequent court decisions related to patent rights have created uncertainty with respect to the value of patents once obtained. Depending on decisions by Congress, the federal courts and the U.S. PTO, and similar legislative and regulatory bodies in other countries in which we may pursue patent protection, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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
Periodic maintenance and annuity fees on any issued patent are due to be paid to the U.S. PTO and foreign patent agencies in several stages over the lifetime of the patent. The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process and in order to maintain the patent once issued. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents within prescribed time limits. If we fail to maintain the patents and patent applications covering our product candidates or if we otherwise allow our patents or patent applications to be abandoned or lapse, our competitors might be able to enter the market, which would have a material and adverse effect on our business.
Our information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches, which could materially and adversely affect our business.
In the ordinary course of our business, we collect, store, and transmit large amounts of confidential information in digital form. Despite the implementation of security measures, our information technology systems and data, and those of our current or future CROs or other contractors and consultants, are vulnerable to compromise or damage from computer hacking, malicious software, fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. While we continue to make investments to improve the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Although, to our knowledge, we have not experienced any material cybersecurity incident to date, if such an event were to occur, it could seriously harm our development programs and our business operations or subject us to litigation or regulatory actions taken by governmental authorities. See Part I, Item 1. “Business—Government Regulation—Data Privacy and Security” and Part I, item 1C. “Cybersecurity.” Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price, stockholder value, and financial condition. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections, and paying increased insurance premiums.
In addition, because we collect, store and transmit confidential information in digital form, we, and third parties who we work with, are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations. See the section titled “Business—Government Regulation—Data Privacy and Security” for a more detailed description of the laws that may affect our ability to operate.
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
In addition, the stock market in general, and The Nasdaq Stock Market, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. We have in the past been subject to securities class action litigation following periods of volatility in the market price of our securities. While this litigation was settled, if any similar litigation was instituted in the future, it could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. See the discussion of Legal Proceedings in Part I, Item 3 of this Form 10-K.
Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.
As of February 1, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval.

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
Because we do not anticipate paying any dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
We have never declared or paid dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development, operation and expansion of our business and do not anticipate declaring or paying any dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
General Risk Factors
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, such as pandemics, political crises, geopolitical events, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending, and ongoing military conflicts throughout the world have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
We have experienced and may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.
Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.
Our cash held in non-interest-bearing and interest-bearing accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank on March 10, 2023. The Federal Reserve subsequently announced that account holders would be made whole. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.
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
The requirements of being a public company may strain our resources, result in litigation, and divert management’s attention.
As a public company, we are subject to certain reporting requirements, listing requirements, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could materially and adversely affect our business and operating results. In addition, a change in our filer status could trigger a requirement to begin complying with Section 404(b) of the Sarbanes-Oxley Act of 2002, and our independent registered public accounting firm would have to evaluate and report on the effectiveness of internal control over financial reporting, increasing our costs. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
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
We face the threat of legal claims and regulatory matters involving various aspects of our business. Given the volatility of the trading price of our common stock, and the prevalence of shareholder litigation generally, we face a risk of lawsuits alleging violations of the securities laws. Litigation is inherently uncertain, and adverse rulings may occur, including awards of monetary damages, that may have a material adverse impact on our business. These lawsuits may also divert management’s attention and resources, and may require us to incur substantial costs, some of which will not be covered by insurance.
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
We are required to report upon the effectiveness of our internal control over financial reporting. To comply with the requirements of being a reporting company under the Exchange Act, we have implemented and will continue to implement additional financial and management controls, reporting systems, and procedures and we have hired and will continue to hire additional accounting and finance staff. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future.
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
As of December 31, 2023, we had U.S. federal and state net operating loss (“NOL”), carryforwards of $149.5 million, which may be available to offset future taxable income. As of December 31, 2023, we also had gross federal tax credits of $16.9 million, which may be used to offset future tax liabilities. These NOLs and tax credit carryforwards will begin to expire in 2024. Use of our NOL carryforwards and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
In the ordinary course of our business, we collect, use, store, and transmit digitally large amounts of confidential, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by dedicated information technology resources, including both company and consultant personnel, and led by our Chief Business Officer. The processes include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments of our IT environment.

We also conduct technology due diligence on and audits of our key vendors, CROs, and other contractors and suppliers supporting our clinical trials. We also conduct regular employee trainings on cyber and information security. In addition, we consult with experienced outside advisors and experts on a regular basis to assist with assessing, identifying, and managing cybersecurity risks.
Our Chief Business Officer, who reports directly to the Chief Executive Officer, together with certain members of our senior leadership team, are responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework evaluated at least quarterly. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Our information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches, which could materially and adversely affect our business.”
The Board of Directors, as whole and at the committee level, has oversight for the most significant risks facing us and on our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, reviews cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our Chief Business Officer.
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
Item 3. Legal Proceedings
On January 31, 2022 and February 11, 2022, putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York against us and certain of our officers and directors. The cases were consolidated on June 2, 2022, and the plaintiffs filed an amended complaint on July 1, 2022. The amended complaint cited the volatility in our common stock and alleged that the defendants made or were responsible for misleading omissions regarding the Company’s clinical trial results and the collaboration agreement with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company, Ltd.. The court approved the parties settlement of the plaintiffs’ claims in the amount of $1.4 million and entered a final judgment dismissing the class action claims with prejudice on November 6, 2023. The Company paid the amount to the escrow agent for the settlement on June 19, 2023.
We may in the future be involved in legal proceedings, claims, investigations and government inquires arising in the ordinary course of our business. We are not presently a party to any other legal proceedings that, in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities
Our common stock is traded on The Nasdaq Global Select Market under the symbol “STTK”. At February 12, 2024, there were approximately 29 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.
Use of Proceeds from Initial Public Offering of Common Stock
There has been no material change in our intended use of proceeds from our initial public offering (“IPO”) as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 13, 2020.
Item 6. Reserved
Not applicable.
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
Overview
We are an innovative clinical-stage biotechnology company pioneering the development of dual-sided fusion proteins as an entirely new class of biologic medicine. We have created a novel approach to immune modulation by designing biologics with structural characteristics that may not be achievable by existing therapeutic modalities, including monoclonal or bispecific antibodies. Our ARC® platform was designed to simultaneously inhibit checkpoint molecules and activate costimulatory molecules with a single therapeutic as a potential treatment for cancer. We also have at varying stages of preclinical development, dual-sided fusion proteins, distinct from our ARC platform, that have therapeutic potential in autoimmune and inflammatory diseases, among other therapeutic areas.
Our lead product candidate, SL-172154, is designed to simultaneously inhibit the CD47/SIRPα macrophage checkpoint interaction and activate the CD40 costimulatory receptor to induce an antitumor immune response. Coupling CD40 activation with CD47 inhibition differentiates SL-172154 from all other clinical-stage CD47/SIRPα inhibitors in development, and in our published preclinical studies, SL-172154 resulted in superior antitumor immunity as compared to certain CD47/SIRPα inhibitors. We are pursuing a broad clinical development strategy in both solid and hematologic tumors, with multiple ongoing clinical trials. SL-172154 is in an ongoing Phase 1B clinical trial for the treatment of patients with ovarian cancer. We are also evaluating SL-172154 in an ongoing Phase 1B clinical trial for the treatment of patients with certain hematologic malignancies, including AML and HR-MDS. We believe our clinical development plan may provide both first-in-class and best-in-class development opportunities for SL-172154.
We believe that data shared to date in human cancer patients demonstrate that the unique protein engineering and physical properties of the ARC platform have led to a differentiated profile in terms of safety and on-target immune activation, demonstrated by unique pharmacodynamic findings, as compared to monoclonal or bispecific antibodies. Further, clinical data generated with our ARC platform has guided our preclinical research efforts to further expand our pipeline, and we are advancing certain potential product candidates through preclinical development. We expect to nominate one or more additional product candidates to our clinical pipeline in the future, potentially for indications outside of oncology, by selecting product candidates where there is an expectation of monotherapy efficacy and where our scientific and protein engineering expertise has led to a product candidate with advantages over current treatment modalities.

In February 2024, we entered into the Ono Agreement in which we will lead research and preclinical development of certain compounds selected by Ono from our pipeline of bifunctional fusion proteins to a pair of prespecified targets for potential treatment of autoimmune and inflammatory diseases.
Overview of Operations
Since our inception in 2016, we have devoted substantially all of our resources to conducting research and development activities, including undertaking nonclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, manufacturing our product candidates, developing and perfecting our intellectual property rights, organizing and staffing our company, business planning, and raising capital. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have funded our operations as of the filing date of this Annual Report on Form 10-K through the net proceeds from the sale of our common stock and pre-funded warrants for approximately $261.1 million, the sale of redeemable convertible preferred stock for approximately $152.9 million, the issuance of convertible notes for approximately $10.5 million and payments received pursuant to our collaboration agreements for approximately $84.2 million.
For the years ended December 31, 2023 and 2022, our net loss was $87.3 million and $101.9 million, respectively. We have not been profitable since inception, and as of December 31, 2023, we had an accumulated deficit of $306.3 million and $130.6 million in cash and cash equivalents and investments. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
•continue to advance the nonclinical and clinical development of our clinical-stage product candidate, SL-172154;
•manufacture sufficient quantities of bulk drug substance and drug product to support our ongoing and planned nonclinical studies and clinical trials;
•continue our process development efforts for our current and future product candidates, including scale up of our Phase 3 and commercial manufacturing process;
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
We do not expect to generate significant product revenue unless and until we successfully complete development and obtain regulatory and marketing approval of, and begin to sell, one or more of our product candidates, if ever, which we expect will take several years. We expect to spend a significant amount in development and marketing costs prior to such time. We may never succeed in achieving regulatory and marketing approval for our product candidates. We may obtain unexpected results from our nonclinical studies and clinical trials. We may elect to discontinue, delay, or modify nonclinical studies and clinical trials of our product candidates. We may be adversely affected by inflationary pressures and the macroeconomic environment, which are beyond our control. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time as we can generate significant product revenue, if ever, we expect to continue to seek private or public equity and debt financing, and/or additional collaborations with third-parties, to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates. In addition, we may not be profitable even if we commercialize one or more of our product candidates.
Global Economic Considerations
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, financial institution instability, instability in the geopolitical environment, and lingering effects of the COVID-19 pandemic. Such challenges have caused, and may continue to cause, recession fears, high interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.

Components of our Results of Operation
Collaboration Revenue
We have no products approved for commercial sale, and we have not generated any revenue from commercial product sales. Our total revenue to date has been generated from our collaboration and research agreements with various third parties,
Revenue recognized in 2023 was a result of a clinical trial collaboration agreement with ImmunoGen in which activities began in 2023 and will continue in 2024. We expect to recognize a total of $2 million of revenue under this collaboration agreement. In February 2024, ImmunoGen was acquired by AbbVie.
In February 2024, we entered into the Ono Agreement in which we will lead research and preclinical development of certain compounds selected from our pipeline of bifunctional fusion proteins directed to a pair of prespecified targets for potential treatment of autoimmune and inflammatory diseases. We are primarily responsible for carrying out the research activities in accordance with a mutually agreed upon research plan, which we expect to start in 2024. In connection with entry into the Ono Agreement, we are entitled to receive up to $9 million consisting of an initial upfront payment and additional payments upon the achievement of certain specified milestones in the Research Plan. Additionally, Ono has agreed to pay for all of our costs and expenses incurred in conducting the Research Plan. We expect to begin recognizing revenue associated with the conduct of the Research Plan in 2024.
In the event Ono exercises its Option to further development their specified Development Compounds, we are entitled to receive licensing and development, regulatory and commercial milestone payments of up to $217.5 million, in the aggregate, and a tiered royalty on sales upon commercialization.
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
Operating Expense
Research and Development Expense
Our research and development expenses consist primarily of costs incurred in connection with the discovery and development of our current and potential future product candidates. These expenses include:
•expenses incurred to conduct our clinical trials, including SL-172154 and any potential product candidates we may advance in the future;
•costs of manufacturing nonclinical study and clinical trial materials, including the costs of raw materials required for manufacturing;
•process development activities to optimize manufacturing processes, including the development and validation of Phase 3 and commercial manufacturing processes and analytical methods;
•expenses incurred to conduct our nonclinical studies, including research conducted on our wholly-owned compounds and those subject to the Ono Agreement;
•employee-related expenses, including salaries, benefits, and stock-based compensation;
•laboratory materials and supplies used to support our research activities;
•fees paid to third parties who assist with research and development activities;
•expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and
•allocated expenses for facility-related costs.

The following table summarizes our research and development expenses by product candidate:

	Year ended December 31,
(in thousands)	2023	2022

SL-172154	$30,653	$38,609
Other pipeline compounds	16,261	17,373
Internal costs, including personnel related benefits, facilities, and depreciation	27,396	26,917
	$74,310	$82,899
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, including increased demand for clinical trial material. We expect to incur significant research and development expenses throughout 2024, including expenses associated with the conduct of the Research Plan pursuant to the Ono Agreement. While it is difficult for us to predict with certainty, we expect increasing year-over-year operating expense over the next several years in the event that we conduct additional nonclinical studies and clinical trials, which may include a material expansion of our existing clinical trials or the initiation of planned, later-stage clinical trials for our current and/or future product candidates, pursue regulatory approval of our product candidates, or advance additional product candidates from our preclinical pipeline.
The process of conducting the necessary nonclinical and clinical research to obtain regulatory approval is costly and time consuming. The actual probability of success for our product candidates may be affected by a variety of factors including:
•the safety and efficacy of our product candidates;
•clinical data for our product candidates;
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

Income Taxes
Since our inception, we have not recorded any income tax benefits for the NOLs we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized. Our NOLs and tax credit carryforwards will begin to expire in 2024. We have recorded a full valuation allowance against our deferred tax assets at each balance sheet date.
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table sets forth our results of operations for the years ended December 31, 2023 and 2022.

	Year Ended December 31,		Change
(in thousands)	2023	2022	Dollar	Percentage

Collaboration revenue	$1,657	$652	$1,005	154.1%
Operating expenses:
Research and development	74,310	82,899	(8,589)	(10.4)%
General and administrative	19,304	21,082	(1,778)	(8.4)%
Loss from operations	(91,957)	(103,329)	11,372	(11.0)%

Other income	4,659	1,384	3,275	236.6%
Net loss	$(87,298)	$(101,945)	$14,647	(14.4)%
Collaboration Revenue
Collaboration revenue increased by $1.0 million, or 154.1%, to $1.7 million for the year ended December 31, 2023 from $0.7 million for the year ended December 31, 2022. The increase in collaboration revenue was primarily attributable to an increase in clinical activity associated with our clinical trial collaboration agreement with ImmunoGen. In the second quarter of 2022, we executed a collaboration agreement with another third party and completed the work in the fourth quarter of 2022 and have recognized all of the revenue associated with that agreement.
Research and Development Expense
Research and development expenses decreased by $8.6 million, or 10.4%, to $74.3 million for the year ended December 31, 2023 from $82.9 million for the year ended December 31, 2022. The decrease in research and development expense was primarily a result of a decrease in the cGMP manufacture of clinical trial material of $13.8 million and a decrease in materials consumed in our lab of $1.2 million, offset primarily by increases in costs associated with the conduct of clinical trials for SL-172154 of $4.2 million, depreciation of fixed assets of $1.0 million and facility costs of $0.8 million related to the expansion of our in-house manufacturing and development capabilities.
General and Administrative Expense
General and administrative expenses decreased by $1.8 million, or 8.4%, to $19.3 million for the year ended December 31, 2023 from $21.1 million for the year ended December 31, 2022. The decrease in general and administrative expenses was primarily a result of recognizing the litigation settlement of $1.4 million in 2022 and a $1.0 million decrease in company insurance costs, primarily related to directors and officers insurance, offset by an increase in stock-based compensation of $0.6 million.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our common stock, pre-funded warrants, convertible preferred stock, convertible notes, and collaboration agreements. As of December 31, 2023, we had an accumulated deficit of $306.3 million and $130.6 million of cash and cash equivalents and investments.
On December 26, 2023, we sold 4,651,163 shares of common stock through an underwritten public offering, and concurrently completed a private placement of 3,100,823 pre-funded warrants for net proceeds of $47.6 million. The purchase price per share of common stock was $6.45, and the purchase price per pre-funded warrant was $6.4499 which was the purchase price per share of common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitation of 9.99% post-exercise. As of December 31, 2023, no pre-funded warrants have been exercised, and 3,100,823 pre-funded warrants remain outstanding.
In July 2022, we entered into a sales agreement (the “Sales Agreement”), with SVB Securities LLC (the “Sales Agent”), pursuant to which we may offer and sell up to $75.0 million of shares of our common stock from time to time (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of February 29, 2024 there were no sales pursuant to the ATM Facility.
Capital Resources and Funding Requirements
Our primary uses of cash and cash equivalents and investments are to fund our operations, which consist primarily of research and development expenditures related to our programs, product development costs, research expenses, administrative support, capital expenditures related to bringing in-house certain process development and manufacturing capabilities, and working capital requirements. We anticipate continuing to incur additional net losses and negative cash flows from operations in the near future until such time, if ever, that we can generate significant sales of our product candidates currently in development. Our future funding requirements will depend on many factors, including:
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
We believe that our cash and cash equivalents and investments as of December 31, 2023 are sufficient to fund projected operations into 2026.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2023	2022

Net cash used in operating activities	$(81,228)	$(94,498)
Net cash provided by investing activities	110,859	49,438
Net cash provided by financing activities	48,616	171
Net increase (decrease) in cash and cash equivalents	$78,247	$(44,889)
Net Cash Used in Operating Activities
During the year ended December 31, 2023, net cash used in operating activities was $81.2 million and primarily reflected our net loss of $87.3 million and $4.1 million net change in our operating assets and liabilities, and was offset by noncash charges of $6.9 million in stock-based compensation, $2.9 million in depreciation expense, amortization of investments and non-cash operating lease expense and $0.3 million in losses on sale of assets. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.
During the year ended December 31, 2022, net cash used in operating activities was $94.5 million and primarily reflected by our net loss of $101.9 million and a $4.5 million net change in our operating assets and liabilities, and was offset by noncash charges of $6.5 million in stock-based compensation, $4.7 million in depreciation expense, amortization of investments and non-cash operating lease expense, and $0.7 million in losses on sale of assets.
Net Cash Provided by Investing Activities
During the year ended December 31, 2023, net cash provided by investing activities was $110.9 million due to a $111.3 million increase in cash due to maturities of investments net of purchases, offset by $0.4 million in fixed asset purchases.
During the year ended December 31, 2022, net cash provided by investing activities was $49.4 million, of which $60.9 million represents the net change in investments and $11.6 million was used to purchase property and equipment, primarily attributable to our continued efforts to bring certain process development, manufacturing and laboratory capabilities in-house.
Net Cash Provided by Financing Activities
During the year ended December 31, 2023, net cash provided by financing activities was $48.6 million and was from the sale of common stock and pre-funded warrants for net cash proceeds of $48.2 million and the exercise of stock options and purchases pursuant to our employee stock purchase plan of $0.5 million.
During the year ended December 31, 2022, net cash provided by financing activities was $0.2 million and was from the exercise of stock options and purchases pursuant to our employee stock purchase plan.
Contractual Obligations and Other Commitments
See Note 6 and Note 7 to our financial statements found elsewhere in this Annual Report on Form 10-K for additional disclosures.
Critical Accounting Policies
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, the accrual for research and development expenses, and the valuation of stock-based awards. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Stock-Based Compensation
We measure compensation expense for all share-based awards based on the estimated fair value of the share-based awards on the grant date. We use the Black-Scholes option pricing model to value our stock option awards. The fair values of restricted stock units, “RSUs”, are based on the fair value of the Company’s common stock on the date of the grant. We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. We also grant stock options that vest upon achievement of certain market-based conditions. We use the Monte Carlo pricing model to estimate the fair value of options that have market-based conditions.
The Black-Scholes and Monte Carlo option-pricing models require the use of subjective assumptions that include the expected stock price volatility and, for options granted prior to our IPO, the fair value of the underlying common stock on the date of grant. See Note 8 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes and Monte Carlo option pricing models to determine the estimated fair value of our stock options granted during the year ended December 31, 2023.
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
We are also a “smaller reporting company” as defined under the Exchange Act. We will continue to be a smaller reporting company so long as (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8. Audited Financial Statements
SHATTUCK LABS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders' and Board of Directors
Shattuck Labs, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Shattuck Labs, Inc. (the Company) as of December 31, 2023 and December 31, 2022, the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for the years then ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG
We have served as the Company’s auditor since 2018.
Austin, Texas
February 29, 2024

SHATTUCK LABS, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$125,626	$47,379
Investments	4,999	113,901
Prepaid expenses and other current assets	12,595	23,304
Total current assets	143,220	184,584
Property and equipment, net	13,804	17,671
Other assets	2,540	3,069
Total assets	$159,564	$205,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,587	$7,170
Accrued expenses and other current liabilities	9,866	17,795
Total current liabilities	11,453	24,965
Non-current operating lease liabilities	3,406	4,202
Total liabilities	14,859	29,167
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized, 47,260,108 shares issued and outstanding at December 31, 2023 and 42,390,586 shares issued and outstanding at December 31, 2022	5	5
Additional paid-in capital	451,006	396,041
Accumulated other comprehensive income (loss)	4	(877)
Accumulated deficit	(306,310)	(219,012)
Total stockholders’ equity	144,705	176,157
Total liabilities and stockholders’ equity	$159,564	$205,324
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Collaboration revenue	$1,657	$652
Operating expenses:
Research and development	74,310	82,899
General and administrative	19,304	21,082
Expense from operations	93,614	103,981
Loss from operations	(91,957)	(103,329)

Other income (expense):
Interest income	4,669	1,592
Other	(10)	(208)
Total other income	4,659	1,384
Net loss	$(87,298)	$(101,945)
Unrealized gain (loss) on investments	881	(317)
Comprehensive loss	$(86,417)	$(102,262)

Net loss per share - basic and diluted	$(2.05)	$(2.41)
Weighted-average shares outstanding - basic and diluted	42,600,190	42,378,895
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock				Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)		Accumulated Deficit		Total Stockholders’ Equity
	Shares		Amount
Balance at December 31, 2021	42,338,898		$5		$389,408		$(560)		$(117,067)		$271,786
Exercise of stock options and purchases pursuant to employee stock purchase plan	51,688		—		171		—		—		171
Stock-based compensation expense	—		—		6,462		—		—		6,462
Unrealized loss on investments	—		—		—		(317)		—		(317)
Net loss	—		—		—		—		(101,945)		(101,945)
Balance at December 31, 2022	42,390,586		$5		$396,041		$(877)		$(219,012)		$176,157
Proceeds from sale of common stock and pre-funded warrants, net of issuance cost	4,651,163		—	—	47,580	—	—	—	—	—	47,580
Stock-based compensation expense	—	—	—	—	6,939	—	—	—	—	—	6,939
Proceeds from exercise of stock options and purchase of common stock pursuant to employee stock purchase plan	158,274	—	—	—	499	—	—	—	—	—	499
Issuance of common stock upon settlement of restricted stock units	77,312		—	—	—	—	—	—	—		—
Taxes paid related to net share settlement of equity awards	(17,227)		—		(53)		—		—		(53)
Unrealized gain on investments	—	—	—	—	—	—	881	—	—	—	881
Net loss	—	—	—	—	—	—	—	—	(87,298)	—	(87,298)
Balance at December 31, 2023	47,260,108		$5		$451,006		$4		$(306,310)		$144,705

See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(87,298)	$(101,945)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	6,939	6,462
Depreciation	4,042	3,073
Amortization of (discount) premium on debt securities	(1,483)	1,370
Non-cash operating lease expense	364	302
Loss on sale of assets	303	704
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10,458	(3,842)
Other assets	165	(53)
Accounts payable	(5,629)	(2,842)
Accrued expenses and other current liabilities	(8,636)	2,975
Non-current operating lease liabilities	(796)	(702)
Deferred revenue	343	—
Net cash used in operating activities	(81,228)	(94,498)

Cash flows from investing activities:
Sale and maturities of investments	190,999	193,325
Purchases of investments	(79,733)	(132,377)
Purchases of property and equipment	(407)	(11,614)
Sale of property and equipment	—	104
Net cash provided by investing activities	110,859	49,438

Cash flows from financing activities:
Proceeds from sale of common stock and pre-funded warrants, net of issuance cost	48,170	—
Proceeds from the exercise of stock options and purchases of common stock pursuant to the employee stock purchase plan	499	171
Taxes paid related to net share settlement of equity awards	(53)	—
Net cash provided by financing activities	48,616	171
Net increase (decrease) in cash and cash equivalents	78,247	(44,889)
Cash and cash equivalents, beginning of period	47,379	92,268
Cash and cash equivalents, end of period	$125,626	$47,379

Supplemental disclosures of non-cash investing and financing activities:
Unpaid amounts for direct offering costs	$339	$—
Deferred offering cost paid in prior period	$251	$—
Unpaid amounts related to purchase of property and equipment	$71	$—
Operating lease liabilities recognized for operating right-of-use assets	$—	$5,447
Operating right-of-use assets exchanged for operating lease liabilities	$—	$2,945
See accompanying notes to financial statements

SHATTUCK LABS, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization and Description of Business
Shattuck Labs, Inc. (the “Company”) was incorporated in 2016 in the State of Delaware and is a clinical-stage biotechnology company pioneering the development of dual-sided fusion proteins, including its Agonist Redirected Checkpoint (“ARC®”) platform, as an entirely new class of biologic medicine capable of multifunctional activity with potential applications in oncology and autoimmune and inflammatory diseases, and other therapeutic areas. Using its proprietary technology, the Company is building a pipeline of therapeutics, initially focused on the treatment of solid tumors and hematologic malignancies. The Company has one clinical-stage product candidate, SL-172154, and has several compounds in preclinical development
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $306.3 million as of December 31, 2023. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements, and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and investments of $130.6 million as of December 31, 2023 are sufficient to fund projected operations of the Company for at least the next twelve months.
Global Economic Considerations
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, financial institution instability, instability in the geopolitical environment, and lingering effects of the COVID-19 pandemic. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on the Company’s future operations.
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
All of the Company’s revenue in 2023 and 2022 was derived from a collaboration agreement with ImmunoGen, Inc. (“ImmunoGen”) and a collaboration agreement with another third-party pharmaceutical company. In February 2024, ImmunoGen was acquired by AbbVie, Inc.
The Company is highly dependent on a limited number of contract development and manufacturing organizations (“CDMOs”) to supply drug products for its research and development activities of its programs, including clinical trials and non-clinical studies. These programs could be adversely affected by a significant interruption in the supply of such drug products.
The Company is highly dependent on a limited number of contract research organizations (“CROs”) and third-party service providers to manage and support its clinical trials. These programs could be adversely affected by a significant disruption in services provided by these CROs and third parties.
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $4.8 million held in operating accounts, $81.1 million held in money market funds and $39.7 million in U.S. Government Securities as of December 31, 2023 and $3.5 million held in operating accounts and $43.9 million held in money market funds as of December 31, 2022.
Investments
The Company's investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of December 31, 2023 and 2022, there were no impairments related to credit losses of investments.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. In the years ended December 31, 2023 and 2022, the Company recorded $0.3 million and $0.7 million, respectively, of impairment losses related to lab equipment that was determined to no longer be needed, which is included in the Company's research and development costs.
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
A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including CROs and CDMOs. The Company accrues for expenses resulting from obligations under agreements with CROs, CDMOs and other outside service providers for which payment flows do not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CDMOs and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through an evaluation of the progress or stage of completion of the services. In the event advance payments are made to a CRO, CDMO or outside service provider, the payments will be recorded as a prepaid asset which will be amortized as the contracted services are performed. As actual costs become known, the Company adjusts its accruals and prepaid assets accordingly. Inputs, such as the services performed, the number of patients enrolled or the study duration, may vary from the Company’s estimates, resulting in adjustments to research and development expense in future periods. The Company makes significant judgments and estimates in determining the accrual and/or prepaid balance in each reporting period and changes in these estimates may result in material changes to the Company’s accruals that could materially affect the Company’s results of operations.
Pre-Funded Warrants
The Company’s pre-funded warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value.
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
Net Loss Per Share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Basic shares outstanding includes the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires nominal consideration for the delivery of shares of common stock. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock, or convertible notes (if any), stock options and unvested shares of restricted stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as of December 31, 2023 and 2022, as they would be anti-dilutive:

	As of December 31,
	2023	2022
Stock options	4,942,164	4,209,255
Unvested restricted stock units	590,403	309,477
	5,532,567	4,518,732
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of the net loss and unrealized gains and losses on investments.

Recently Adopted Accounting Pronouncements
There were no recently issued accounting statements expected to have a material impact on the Company.
3. Investments
The following table represents the Company’s available-for-sale investments by major security type (amounts in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$4,998	$1	$4,999
Cash Equivalents:
U.S. government securities	39,657	3	39,660
Total level 1 debt securities	$44,655	$4	$44,659

	December 31, 2022
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Investments:
U.S. government securities	$114,778	$(877)	$113,901
Cash Equivalents:
U.S. government securities	—	—	—
Total level 1 debt securities	$114,778	$(877)	$113,901
The Company’s investment instruments and cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities have an average maturity of 0.15 years as of December 31, 2023.
4. Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2023	2022
Lab equipment	$15,469	$15,547
Leasehold improvements	7,097	7,086
Furniture and fixtures	452	452
Office equipment	192	191
Construction in progress	100	104
Property and equipment, gross	23,310	23,380
Less: Accumulated depreciation and amortization	(9,506)	(5,709)
Property and equipment, net	$13,804	$17,671
Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $4.0 million and $3.1 million, respectively.

5. Accrued Expenses
Accrued expenses consisted of the following (amounts in thousands):

	December 31,
	2023	2022
Research and development contract costs	$4,235	$11,256
Compensation and related benefits	3,794	3,967
Lease liabilities	796	701
Litigation settlement	—	1,400
Other current liabilities	1,041	471
Total accrued expenses and other current liabilities	$9,866	$17,795
6. Leases
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
The following table summarizes the Company’s recognition of its operating leases (in thousands):

	December 31,
Balance Sheet Classification	2023	2022
Other assets	$2,271	$2,635

Accrued expenses and other current liabilities	$796	$701
Non-current operating lease liabilities	3,406	4,202
Total liabilities	$4,202	$4,903
The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

	December 31,
	2023	2022
Lease term (years)	4.5	5.5
Discount rate	8.6%	8.6%
The Company incurred rent expense for its operating leases of $0.8 million for the years ended December 31, 2023 and 2022, respectively, which is included within operating expenses in the statements of operations and comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2023 and 2022 was $1.0 million and was included in net cash used in operating activities in the statement of cash flows.

The maturities of the Company’s operating lease liabilities as of December 31, 2023 were as follows (in thousands):

2024	$1,120
2025	1,152
2026	1,093
2027	848
2028	873
Thereafter	—
Total lease payments	$5,086
Less:
Imputed interest	(884)
Total	$4,202
7. Commitments and Contingencies
Kopfkino License Agreement
The Company is party to an Exclusive License Agreement (“the Kopfkino License Agreement”), with Kopfkino IP, LLC (“Kopfkino”). Under terms of the Kopfkino License Agreement the Company is required to make payments of up to $20.5 million in aggregate for the achievement of specified development, regulatory and commercial sales milestones for certain licensed products. The Company is required to pay Kopfkino a percentage of upfront fees or other non-royalty payments not tied to milestone events that it receives in connection with certain sublicenses of the licensed patents. The Company is also required to pay Kopfkino a royalty on all of its worldwide net sales, those of its affiliates, and sublicenses of certain licensed patents in the low single digits. The Company has not recorded a liability for the aforementioned payments given the achievement of specified development, regulatory and commercial sales milestones for certain licensed products is not probable as of the balance sheet date. The Company originally entered into the Kopfkino License Agreement in June 2016 with Scorpius Holdings, Inc., (“Scorpius”) (f/k/a Nighthawk Biosciences, Inc., f/k/a Heat Biologics Inc.). In January 2024, Scorpius assigned the rights, title, and interest in and under the agreement, along with the underlying patents and patent applications, to Kopfkino.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. On January 31, 2022 and February 11, 2022, putative class action lawsuits were filed in the U.S. District Court for the Eastern District of New York against the Company and certain of the Company’s officers and directors. The cases were consolidated on June 2, 2022, and the plaintiffs filed an amended complaint on July 1, 2022. The amended complaint cited the volatility in the Company’s common stock and alleged that the defendants made or were responsible for misleading omissions regarding the Company’s clinical trial results and the collaboration agreement with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company, Ltd. The court approved the parties’ settlement of the plaintiffs’ claims in the amount of $1.4 million and entered a final judgment dismissing the class action claims with prejudice on November 6, 2023. The Company paid the amount to the escrow agent for the settlement on June 19, 2023.
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which the Company cannot reasonably predict future payment. The Company’s contractual obligations result primarily from obligations for various CDMOs and CROs, which include potential payments that may be required under its agreements. The contracts also contain variable costs and milestones that are hard to predict, as they are based on such things as patients enrolled and clinical trial sites. The timing of payments and actual amounts paid under CDMO and CRO agreements may be different depending on the timing of receipt of goods or services or changes to agreed-upon terms or amounts for some obligations. Such agreements are cancellable upon written notice by the Company and, therefore, are not long-term liabilities.

8. Collaboration Agreements
The Company recognizes revenue for collaboration agreements using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs expected to be incurred, and any upfront payments are deferred accordingly.
In 2022 the Company entered into a collaboration agreement with ImmunoGen. Pursuant to the collaboration agreement, ImmunoGen will reimburse the Company for $2.0 million of the costs we incur in the Phase 1B combination cohort evaluating SL-172154 in combination with mirvetuximab soravtansine in patients with platinum-resistant ovarian cancer. The Company dosed its first patient with mirvetuximab soravtansine in 2023 and recognized $1.7 million of revenue under the collaboration agreement in 2023. In February 2024, ImmunoGen was acquired by AbbVie, Inc. In 2022, the Company also executed and completed a collaboration agreement with a third party and recognized $0.7 million in revenue.
On February 13, 2024, we entered into a collaboration and license agreement (the “Ono Agreement”) with Ono Pharmaceutical Co., Ltd (“Ono”) pursuant to which the parties will collaborate in the research and preclinical development of certain prespecified compounds directed toward a pair of targets selected by Ono from our pipeline of bifunctional fusion proteins. Pursuant to the Ono Agreement, the Company granted to Ono an exclusive option (the “Option”) to enter into an exclusive license to further develop, manufacture and sell products containing these bifunctional fusion proteins.
Pursuant to the Ono Agreement, the Company and Ono developed a nonclinical research plan (the “Research Plan”). The Company is primarily responsible for carrying out the research activities in accordance with the Research Plan, subject to the oversight of a joint research committee consisting of representatives from each party. Ono is responsible for all research costs incurred under the Research Plan.
Pursuant to the Ono Agreement, Ono will pay the Company $5.4 million to secure the Option and to cover the first six months of expected research costs under the Research Plan.
In addition to further Research Plan funding, the Company is entitled to receive from Ono up to $224.5 million in aggregate consisting of license fees and milestone payments based on the achievement of specified development, regulatory, and sales milestones. The company may receive tiered royalties on product sales, ranging from mid-single digit to low-double digit percentages.
Ono may terminate the Collaboration Agreement at any time upon 90 days’ written notice to us. If Ono exercises such termination right, Ono will pay all of our costs up through the date of termination.
9. Equity
The Company is authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will receive ratably any dividends declared by the Company’s board of directors (“Board”) out of funds legally available. In the event of the Company’s liquidation, dissolution or winding-up, the holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of or provision for any liabilities. As of the periods presented, no common stock dividends had been declared by the Board. At December 31, 2023, none of the 10,000,000 shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
On December 26, 2023, the Company sold 4,651,163 shares of common stock through an underwritten public offering, and concurrently completed a private placement of 3,100,823 pre-funded warrants for net proceeds of $47.6 million. The purchase price per share of common stock was $6.45, and the purchase price per pre-funded warrant was $6.4499 which was the purchase price per share of common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitation of 9.99% post-exercise. As of December 31, 2023, no pre-funded warrants have been exercised, and 3,100,823 pre-funded warrants remain outstanding.
In July 2022, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Securities LLC (the “Sales Agent”), pursuant to which it may offer and sell up to $75.0 million of shares of its common stock from time to time (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of December 31, 2023, there were no sales pursuant to the ATM Facility.

10. Stock-Based Compensation and Employee Benefit Plans
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding common stock on December 31st of the preceding calendar year. The Board may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. As of December 31, 2023, there were 3,983,756 shares of common stock available for future grants. On January 1, 2024, the share reserve automatically increased by 1,890,404 shares. The 2020 Plan permits the granting of options, stock appreciation rights, RSUs, performance stock, and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. In 2023, the Company granted 165,050 options that vest in equal tranches based on the Company achieving a closing share price of equal to or greater than $4.00, $5.00, and $6.00 for 30 consecutive trading days on or before the fourth anniversary of the grant date. In 2022, the Company granted 178,150 options that vest based on the Company achieving a closing share price of equal to or greater than $18.00 for 30 consecutive trading days on or before the fourth anniversary of the grant date.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the“2020 ESPP”) became effective in connection with the Company’s initial public offering (“IPO”) and as of December 31, 2023, a total of 1,204,874 shares of common stock are reserved for issuance under the 2020 ESPP. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2024, the share reserve increased by 472,601 shares of common stock. During the years ended December 31, 2023 and 2022, the Company issued 23,020 and 13,088 shares of common stock for aggregate cash proceeds of $0.1 million and $0.1 million, respectively.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying audited statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$3,462	$3,574
General and administrative	3,477	2,888
Total stock-based compensation	$6,939	$6,462
The following table summarizes option activity under the 2020 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2022	4,209,255	$8.29	8.07
Granted	1,462,535	3.41
Exercised	(135,254)	3.26
Forfeited	(594,372)	6.41
Balance at December 31, 2023	4,942,164	$7.21	7.62
Vested and expected to vest	4,787,518	$7.27	7.47
Exercisable at the end of the period	2,696,018	$8.34	6.47
Options granted during the years ended December 31, 2023 and 2022 had weighted-average grant-date fair values of $2.50 and $4.03 per share, respectively. As of December 31, 2023, the unrecognized compensation cost for options issued was $8.0 million and will be recognized over an estimated weighted-average amortization period of 1.94 years. The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0.40 million and $0.1 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2023 was $6.6 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the year ended December 31, 2023:

	Awards	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2022	309,477	$7.22
Granted	460,925	3.54
Vested	(77,312)	7.22
Forfeited	(102,687)	4.62
Balance at December 31, 2023	590,403	$4.80
The Company recognized $0.8 million and $0.6 million of stock-based compensation related to RSUs as of December 31, 2023 and December 31, 2022. As of December 31, 2023, the unrecognized compensation cost for RSUs issued was $2.0 million and will be recognized over an estimated weighted-average amortization period of 2.70 years. The fair values of RSUs is based on the fair value of the Company's common stock on the date of the grant.
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

The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
2020 Plan
Expected term - years	6.08	6.08
Expected volatility	84.8%	82.4%
Risk-free interest rate	3.6%	2.4%
Expected dividends	—	—
The grant-date fair value of options calculated using the Monte Carlo option pricing model granted under the Company’s 2020 Plan were estimated using the following assumptions:

	Year Ended December 31,
	2023	2022
2020 Plan
Expected term - years	4.00	4.00
Expected volatility	80.0%	80.0%
Risk-free interest rate	3.6%	1.4%
Expected dividends	—	—
.

The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022
2020 ESPP
Expected term - years	0.5	0.5
Expected volatility	85.5%	82.9%
Risk-free interest rate	4.0%	2.5%
Expected dividends	—	—
Employee Benefit Plans
The Company sponsors a 401(k) retirement plan in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company made matching contributions of $0.7 million and $0.5 million to the plan for the years ended December 31, 2023 and 2022, respectively.

11. Income Taxes
The Company recorded no federal provision for income taxes as of December 31, 2023 and 2022 due to reported net losses since inception. A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2023 and 2022 (amounts in thousands):

	Year Ended December 31,
	2023	2022
Income tax benefit computed at federal statutory tax rate	$(18,332)	$(21,409)
Change in valuation allowance	21,347	24,713
General business credits	(4,392)	(4,883)
Stock compensation	486	602
Change in uncertain tax position	878	977
Other	13	—
Income tax benefit	$—	$—
Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2023	2022
Deferred tax asset:
Net operating loss carryforwards	$31,393	$24,867
Accrued expenses and other	1,827	3,578
Stock compensation	2,431	1,533
Credit carryforwards	13,614	10,101
Capital loss carryforwards	583	583
Capitalized R&D expense	27,210	15,017
Lease liabilities	882	1,030
Gross deferred tax asset	77,940	56,709
Less valuation allowance	(76,386)	(55,044)
Net deferred tax asset	1,554	1,665
Deferred tax liability:
Depreciation and amortization	(744)	(676)
Prepaid expenses	(334)	(436)
Lease assets	(476)	(553)
Total deferred tax liability	(1,554)	(1,665)
Total net deferred tax asset	$—	$—
The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by $21.3 million and $24.7 million during the years ended December 31, 2023 and 2022, respectively, primarily due to continuing loss from operations, general business credit carryforwards, and accrued expenses.
As of December 31, 2023 and 2022, the Company had gross U.S. net operating loss (“NOL”) carryforwards of $149.5 million and $118.4 million, respectively. Additionally, as of December 31, 2023 and 2022, the Company had capital loss carryforwards of $2.8 million. As of December 31, 2023 and 2022, the Company had gross state NOL carryforwards of $0.2 million. As of December 31, 2023 and 2022, the Company had gross U.S. tax credit carryforwards of $16.9 million and $12.5 million, respectively. The NOL, capital loss, and tax credit carryforwards will begin to expire in 2024, if not utilized. The NOL, capital loss, and credit carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the NOL or credit carryforwards are utilized.
Section 382 of the Internal Revenue Code limits the utilization of U.S. NOLs following a change of control. After the 2019 financial statements were filed, the Company completed a Section 382 study from formation through October 14, 2020. Although an ownership change occurred during 2020, no deferred tax assets were impacted by the limitation.

A reconciliation of the Company’s liability for unrecognized tax benefits is as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of the year	$2,380	$1,404
Increase for tax positions related to the current year	642	733
Increase for tax positions related to prior years	236	243
Balance, end of year	$3,258	$2,380
All of the Company’s gross unrecognized tax benefits, if recognized, would affect its effective tax rate. The Company does not expect unrecognized tax benefits to decrease within the next twelve months due to the lapse of statute limitations. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2023, the Company has not accrued any interest or penalties related to unrecognized tax benefits.
The Company files income tax returns in the U.S. and state jurisdictions. The Company is subject to examination by taxing authorities in its significant jurisdictions for the 2020, 2021, and 2022 tax years. There are currently no federal or state income tax audits in progress.
12. Subsequent Events

See Note 8 regarding the Ono Agreement entered into on February 13, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Trading Plans
During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”) to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, including under the headings “Information Regarding Director

Nominees and Continuing Directors,” “Corporate Governance,” “Executive Officers,” and, as applicable, “Delinquent Section 16(a) Reports.”
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement, including under the headings “Executive Compensation” and “Corporate Governance.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement, including under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement, including under the heading “Proposal 2: Ratification of Selection of Independent Auditor Selection.”

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

4.1
Form of common stock certificate of the Company (incorporated by reference from Exhibit 4.1 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 05, 2020 (Commission File No. 333-248918)).

4.2
Second Amended and Restated Investors’ Rights Agreement, dated as of June 12, 2020, by and among Shattuck Labs, Inc. and certain of its stockholders (incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

4.3	Description of Securities (incorporated by reference from Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No.: 001-39593).

4.4	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 22, 2023 (Commission File No. 001-39593))
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

10.4+
Amendment No. 2 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Taylor Schreiber (incorporated by reference from Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.5+
Employment Agreement, dated December 5, 2019, by and between Shattuck Labs, Inc. and Arundathy Nirmalini Pandite (incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.6+
Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Arundathy Nirmalini Pandite (incorporated by reference from Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.07+
Employment Agreement, dated December 5, 2019, by and between Shattuck Labs, Inc. and Andrew R. Neill (incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.08+
Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Andrew R. Neill (incorporated by reference from Exhibit 10.12 of The Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.09+
Employment Agreement, dated December 9, 2019, by and between Shattuck Labs, Inc. and Casi DeYoung (incorporated by reference from Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.10+
Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Casi DeYoung (incorporated by reference from Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.11+	Employment Agreement, dated June 1, 2021, by and between Shattuck Labs, Inc. and Abhinav Shukla

10.12+
2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.9 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 5, 2020 (Commission File No. 333-248918)).

10.13+
2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.10 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 5, 2020 (Commission File No. 333-248918)).

10.14+	Form of Stock Option Grant Notice and Stock Option Agreement for Executives under the 2020 Employment Incentive Plan

10.15+	Form of Stock Option Grant Notice and Stock Option Agreement for Board of Directors under the 2020 Employment Incentive Plan

10.16+	Form of Restricted Stock Unit Grant Notice and Stock Option Agreement under the 2020 Employment Incentive Plan

10.17+	Non-Employee Director Compensation Policy, as Amended

10.18
Exclusive License Agreement, dated June 3, 2016, by and between Shattuck Labs, Inc. and Heat Biologics, Inc., as amended (incorporated by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.19
Lease Agreement, dated April 17, 2018, between Shattuck Labs, Inc. and Parmer RTP, LLC, as amended (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.20†
Lease Agreement, dated January 8, 2021, between Shattuck Labs, Inc. and International Bank of Commerce, Laredo, Texas. incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.21†
Master Services Agreement, dated March 31, 2017, between Shattuck Labs, Inc. and KBI Biopharma, Inc. (incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.22	Takeda Termination Agreement (incorporated by reference from Exhibit 10.1 of Shattuck’s Quarterly Report on Form 10-Q filed on November 9, 2021 (Commission File No. 001-39593))

10.23
Sales Agreement, dated July 29, 2022, between Shattuck Labs, Inc. and SVB Securities LLC (incorporated by reference from Exhibit 10.1 of Shattuck’s Current Report on Form 8-K filed on July 29, 2022 (Commission File No. 001-39593))

10.24
Clinical Trial and Collaboration and Supply Agreement dated February 4, 2022 by and between Shattuck Labs, Inc, and Immunogen (incorporated by reference from Exhibit 10.25 of Shattuck’s Annual Report on Form 10-K filed on February, 2023 (Commission File No. 001-39593))

10.25
Securities Purchase Agreement, dated December 21, 2023, by and between Shattuck Labs, Inc. and each purchaser identified on Annex A thereto (incorporated by reference from Exhibit 10.1 of Shattuck’s Current Report on Form 8-K filed on December 22, 2023 (Commission File No. 001-39593))

10.25
Registration Rights Agreement, dated December 21, 2023, by and between Shattuck Labs, Inc. and the several purchasers signatory thereto (incorporated by reference from Exhibit 10.2 of Shattuck’s Current Report on Form 8-K filed on December 22, 2023 (Commission File No. 001-39593))

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

97.1*	Incentive Compensation Clawback Policy

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

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

Shattuck Labs, Inc.

Date: February 29, 2024	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber
Chief Executive Officer
(principal executive officer)

Date: February 29, 2024	By:	/s/ Andrew R. Neill
Andrew R. Neill
Chief Financial Officer
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates set forth opposite their names.

Signature	Title	Date

/s/ Dr. Taylor Schreiber	Chief Executive Officer and Director	February 29, 2024
Dr. Taylor Schreiber	(principal executive officer)

/s/ Andrew R. Neill	Chief Financial Officer	February 29, 2024
Andrew R. Neill	(principal financial and accounting officer)

/s/ Dr. George Golumbeski	Chairman of the Board	February 29, 2024
Dr. George Golumbeski

/s/ Helen M. Boudreau	Director	February 29, 2024
Helen M. Boudreau

/s/ Dr. Neil Gibson	Director	February 29, 2024
Dr. Neil Gibson

/s/ Dr. Carrie Brownstein	Director	February 29, 2024
Dr. Carrie Brownstein

/s/ Michael Lee	Director	February 29, 2024
Michael Lee

/s/ Tyler Brous	Director	February 29, 2024
Tyler Brous