Form 10-Q
period 2024-03-31
Shattuck Labs, Inc.
filed 2024-05-02
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 11, 2024, the registrant had 47,550,872 shares of common stock, $0.0001 par value per share, outstanding.

SHATTUCK LABS, INC.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to products and markets, and business trends and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “develop,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts and reflect our current views with respect to future events. Given the significant uncertainties, you should not place undue reliance on these forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SHATTUCK LABS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,005	$125,626
Investments	38,628	4,999
Prepaid expenses and other current assets	16,443	12,595
Total current assets	131,076	143,220
Property and equipment, net	12,830	13,804
Other assets	2,429	2,540
Total assets	$146,335	$159,564

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,154	$1,587
Accrued expenses and other current liabilities	7,569	9,523
Deferred revenue	4,606	343
Total current liabilities	14,329	11,453
Non-current operating lease liabilities	3,193	3,406
Total liabilities	17,522	14,859
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 47,519,219 shares issued and outstanding at March 31, 2024 and 47,260,108 shares issued and outstanding at December 31, 2023	5	5
Additional paid-in capital	453,636	451,006
Accumulated other comprehensive (loss) income	(14)	4
Accumulated deficit	(324,814)	(306,310)
Total stockholders’ equity	128,813	144,705
Total liabilities and stockholders’ equity	$146,335	$159,564
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$1,115	$57
Operating expenses:
Research and development	16,264	16,667
General and administrative	4,895	5,051
Expense from operations	21,159	21,718
Loss from operations	(20,044)	(21,661)

Other income	1,540	937
Net loss	$(18,504)	$(20,724)
Unrealized (loss) gain on investments	(18)	538
Comprehensive loss	$(18,522)	$(20,186)

Net loss per share – basic and diluted	$(0.37)	$(0.49)
Weighted-average shares outstanding – basic and diluted	50,566,394	42,439,204
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	47,260,108	$5	$451,006	$4	$(306,310)	144,705
Exercise of stock options and purchases pursuant to employee stock purchase plan	145,841	—	609	—	—	609
Issuance of common stock upon settlement of restricted stock units	156,803	—	—	—	—	—
Shares withheld related to net share settlement	(43,533)	—	(437)	—	—	(437)
Stock-based compensation expense	—	—	2,475	—	—	2,475
Proceeds from sale of common stock, net	—	—	(17)	—	—	(17)
Unrealized loss on investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(18,504)	(18,504)
Balance at March 31, 2024	47,519,219	$5	$453,636	$(14)	$(324,814)	$128,813

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	42,390,586	$5	$396,041	$(877)	$(219,012)	176,157
Exercise of stock options and purchases pursuant to employee stock purchase plan	11,888	—	39	—	—	39
Issuance of common stock upon settlement of restricted stock units	73,937	—	—	—	—	—
Shares withheld related to net share settlement	(16,153)	—	(39)	—	—	(39)
Stock-based compensation expense	—	—	1,683	—	—	1,683
Unrealized gain on investments	—	—	—	538	—	538
Net loss	—	—	—	—	(20,724)	(20,724)
Balance at March 31, 2023	42,460,258	$5	$397,724	$(339)	$(239,736)	$157,654
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,504)	$(20,724)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	2,475	1,683
Depreciation	974	1,014
Non-cash operating lease expense	101	85
Net amortization (accretion) of investments	(371)	(213)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,530	1,462
Other assets	10	30
Accounts payable	906	(2,197)
Accrued expenses and other current liabilities	(1,954)	(7,356)
Non-current operating lease liabilities	(213)	(188)
Deferred revenue	(1,115)	(57)
Net cash used in operating activities	(16,161)	(26,461)

Cash flows from investing activities:
Purchases of property and equipment	—	(75)
Sale and maturities of investments	5,000	45,200
Purchases of investments	(38,276)	—
Net cash (used in) provided by investing activities	(33,276)	45,125

Cash flows from financing activities:
Proceeds from the exercises of stock options and purchases pursuant to employee stock purchase plan	609	39
Taxes paid related to net share settlement of equity awards	(437)	(39)
Offering cost	(356)	—
Net cash (used in) provided by financing activities	(184)	—
Net (decrease) increase in cash and cash equivalents	(49,621)	18,664
Cash and cash equivalents, beginning of period	125,626	47,379
Cash and cash equivalents, end of period	$76,005	$66,043

Supplemental disclosures of non-cash financial activities:
Deferred revenue billed but not received	$5,378	$500
Unpaid amounts related to purchases of property and equipment	$—	$155

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
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $324.8 million as of March 31, 2024. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and investments of $114.6 million as of March 31, 2024 are sufficient to fund projected operations of the Company for at least the next twelve months from the date of filing of these financial statements.
Global Economic Considerations
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, financial institution instability, and instability in the geopolitical environment. Such challenges have caused, and may continue to cause, recession fears, high interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on its future operations.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Unaudited Interim Condensed Financial Statements
In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. Operating results for interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The interim financial statements presented herein do not contain all required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed financial statements should be read in conjunction with the annual audited financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and investments. The Company maintains its cash and cash equivalents at an accredited financial institution in amounts that exceed federally-insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company invests in only highly-rated debt securities that management believes protects the Company from risk of default and impairment of value.
All of the Company’s revenue in 2024 has been derived from collaborations with Ono Pharmaceutical Co., Ltd (“Ono”) and ImmunoGen, Inc., and revenue in 2023 was derived from a collaboration agreement with ImmunoGen (the “ImmunoGen Agreement”). In February 2024, ImmunoGen was acquired by AbbVie, Inc.
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

Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $3.8 million held in operating accounts and $37.9 million held in money market funds as of March 31, 2024, and $4.8 million held in operating accounts and $81.1 million held in money market funds as of December 31, 2023.
Investments
The Company’s investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of March 31, 2024 and December 31, 2023, there were no impairments related to credit losses of investments.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three months ended March 31, 2024 and 2023.
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
Net Loss Per Share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Basic shares outstanding includes the weighted average effect of the Company’s outstanding 3,100,823 pre-funded warrants, the exercise of which requires nominal consideration for the delivery of shares of common stock. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock or convertible notes, if any, stock options and unvested shares of restricted stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as of March 31, 2024 and 2023, as they would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	6,468,859	5,261,439
Unvested restricted stock units	1,040,621	652,598
	7,509,480	5,914,037
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of the net loss and unrealized gains and losses on investments.

Recently Adopted Accounting Pronouncements
None.
3. Investments
The following table represents the Company’s available-for-sale investments by major security type (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Investments:
U.S. government securities	$38,642	$(14)	$38,628
Cash equivalents:
U.S. government securities	34,245	—	34,245
Total level 1 debt securities	$72,887	$(14)	$72,873

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain/(Loss)	Total Fair Value
Investments:
U.S. government securities	$4,998	$1	$4,999
Cash equivalents:
U.S. government securities	39,657	3	39,660
Total level 1 debt securities	$44,655	$4	$44,659

The Company’s investment instruments and cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities have a weighted-average maturity of 0.19 years as of March 31, 2024.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Research contract costs	$5,357	$4,235
Compensation	1,028	3,794
Operating lease liabilities	821	796
Other	363	698
	$7,569	$9,523
5. Commitments and Contingencies
Operating Leases
The Company leases certain office space, laboratory facilities, and equipment. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the

Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it has operating leases. There have been no material changes in our operating leases as compared to operating leases disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Kopfkino License Agreement
The Company is party to an Exclusive License Agreement (the “Kopfkino License Agreement”), with Kopfkino IP, LLC (“Kopfkino”). Under terms of the Kopfkino License Agreement, the Company is required to make payments of up to $20.5 million in aggregate upon the achievement of specified development, regulatory and commercial sales milestones for certain licensed products. The Company is required to pay Kopfkino a percentage of upfront fees or other non-royalty payments not tied to milestone events that it receives in connection with certain sublicenses of the licensed patents. The Company is also required to pay Kopfkino a royalty on all of its worldwide net sales, those of its affiliates, and sublicenses of certain licensed patents in the low single digits. The Company has not recorded a liability for the aforementioned payments given the achievement of specified development, regulatory and commercial sales milestones for certain licensed products is not probable as of the balance sheet date. The Company originally entered into the Kopfkino License Agreement in June 2016 with Scorpius Holdings, Inc., (“Scorpius”) (f/k/a Nighthawk Biosciences, Inc., f/k/a Heat Biologics Inc.). In January 2024, Scorpius assigned the rights, title, and interest in and under the agreement, along with the underlying patents and patent applications, to Kopfkino.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of March 31, 2024, management was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.
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
Ono Pharmaceutical Co., Ltd
In February 2024, the Company entered into a collaboration and license agreement (the “Ono Agreement”) with Ono, pursuant to which the parties will collaborate in the research and preclinical development of certain compounds selected by Ono from the Company’s pipeline of bifunctional fusion proteins directed toward a pair of prespecified targets for potential treatment of autoimmune and inflammatory diseases. Under the terms of the Ono Agreement, the Company is primarily responsible for carrying out research activities in accordance with a mutually agreed upon research plan (the “Research Plan”), subject to the oversight of a joint research committee consisting of representatives from each party. Ono is responsible for all research costs incurred under the Research Plan.
The Company also granted Ono an exclusive option (the “Option”) to obtain an exclusive, sublicensable license to further research, develop, manufacture and commercialize products containing the specified bifunctional fusion proteins in any therapeutic area worldwide. The option period will extend from the effective date of the Ono Agreement until 90 days after the Company delivers its final report pursuant to the Research Plan. If Ono exercises the Option, the Company may receive licensing and clinical, regulatory, and commercial milestone payments of up to $217.5 million upon the exercise of the Option and the achievement of certain specified clinical, regulatory and commercial milestones, as well as tiered royalty payments on commercial sales ranging from mid-single digit to low-double digit percentages. Royalties are payable by Ono on a licensed product-by-licensed product and country-by-country basis during the product’s royalty term, defined as the period beginning on the first commercial sale of a product and ending on the later of (i) the expiration of the last-to-expire composition of matter claim within applicable product patent rights covering such product in such country, (ii) the expiration of regulatory exclusivity for such product in such country, and (iii) the tenth (10th) anniversary of such first commercial sale of a product in such country.
The Ono Agreement may be terminated by mutual agreement of both parties or by either party upon an uncured material breach of the Ono Agreement or the insolvency of the other party. Ono may terminate the Ono Agreement at any time upon 90 days’ written notice to the Company. If Ono exercises such termination right, Ono will pay all of the Company’s costs up through the date of termination. In addition, after the conditions to exercise the Option have been met, the Company may terminate the Ono Agreement if Ono discontinues its development or commercialization efforts and other conditions are met.
Further, under the terms of the Ono Agreement, the Company will receive an initial non-refundable payment of $5.4 million, consisting of a $2.0 million payment for the Option and an initial research funding payment of $3.4 million to cover the expected cost of the first six months of planned activities under the Research Plan. At the conclusion of the first six months, Ono may continue to reimburse nonclinical research activities under the Research Plan, and the Company may receive up to $7.0 million payable upon the achievement of certain milestones specified in the Research Plan.
The Ono Agreement is a collaborative arrangement under ASC 808 as both companies are active participants that are exposed to significant risks and rewards. However, since the units of account identified under ASC 808 follow a typical vendor/customer relationship, the Company accounted for the transaction under ASC 606. The Company determined that the contingent promise to provide the license upon the exercise of the Option should be accounted for as a customer option, and the $2.0 million amount allocated to that option will be deferred and recognized when the Option is either exercised or expires. The Company will re-evaluate whether or not the license is distinct from research activities at the time of exercise when it delivers the license. The Company determined that the Option was not a material right.
The Company identified a single performance obligation under the Research Plan consisting of the non-clinical research activities to develop candidate bifunctional fusion proteins. The Company will recognize revenue for the non-clinical research activities as the services are performed in accordance with the Research Plan using an inputs method. The future development milestone payments represent variable consideration that is fully constrained at inception of the arrangement as the achievement of the milestone events are highly uncertain and outside of the Company’s control.
The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as other changes in circumstances occur.
For the three months ended March 31, 2024 and 2023, the Company recognized $0.8 million and $0 of revenue under the Ono Agreement, respectively.
ImmunoGen
In 2022, the Company entered into the ImmunoGen Agreement, pursuant to which ImmunoGen will reimburse the Company for $2.0 million of the costs the Company incurs in the Phase 1B combination cohort evaluating SL-172154 in combination with mirvetuximab soravtansine in patients with platinum-resistant ovarian cancer. The Company dosed its first patient with mirvetuximab soravtansine in 2023 and recognized revenue of $0.3 million and $0.1 million under the ImmunoGen Agreement for the three months ended March 31, 2024 and 2023, respectively. In February 2024, ImmunoGen was acquired by AbbVie, Inc.

7. Equity
The Company is authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will receive ratably any dividends declared by the Company’s board of directors (“Board”) out of funds legally available. In the event of the Company’s liquidation, dissolution or winding-up, the holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of or provision for any liabilities. As of the periods presented, no common stock dividends had been declared by the Board. As of March 31, 2024, none of the 10,000,000 shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
In July 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Sales Agent”), pursuant to which it may offer and sell up to $75.0 million of shares of its common stock from time to time (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of March 31, 2024, there were no sales pursuant to the ATM Facility.
In 2023, the Company sold 4,651,163 shares of common stock through an underwritten public offering, and concurrently completed a private placement of 3,100,823 pre-funded warrants. The purchase price per share of common stock was $6.45, and the purchase price per pre-funded warrant was $6.4499, which was the purchase price per share of common stock minus the $0.0001 per share exercise price of such pre-funded warrant. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitation of 9.99% post-exercise. As of March 31, 2024, all 3,100,823 pre-funded warrants remain outstanding.
8. Stock-Based Compensation and Employee Benefit Plans
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding common stock on December 31st of the preceding calendar year. The Board may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. On January 1, 2024, the share reserve automatically increased by 1,890,404 shares. As of March 31, 2024, there were 3,645,422 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, restricted stock units (“RSUs”), performance stock and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. The Company has also granted options that are subject to certain market-based vesting conditions.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) became effective in October 2020. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2024, the share reserve increased by 472,601 shares of common stock. As of March 31, 2024, there were 1,670,189 shares available for future grants. During the three months ended March 31, 2024 and 2023, the Company issued 7,286 and 11,171 shares of common stock for aggregate cash proceeds of less than $0.1 million.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,255	$814
General and administrative	1,221	869
Total stock-based compensation	$2,476	$1,683
The following table summarizes option activity under the 2020 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2023	4,942,164	$7.21	7.62
Granted	1,784,068	9.94
Exercised	(138,555)	4.30
Forfeited	(118,818)	10.48
Balance at March 31, 2024	6,468,859	$7.96	7.86
Vested and expected to vest	6,134,411	$7.93	7.78
Exercisable at the end of the period	3,043,909	$7.89	6.47
Options granted during the three months ended March 31, 2024 and 2023 had weighted-average grant-date fair values of $7.85 and $2.46 per share, respectively. As of March 31, 2024, the unrecognized compensation cost for options issued was $17.7 million and will be recognized over an estimated weighted-average amortization period of 2.65 years. The total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $0.6 million and $0.1 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2024 was $12.4 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the three months ended March 31, 2024:

	Awards	Weighted Average Grant Date Fair Value
Unvested RSUs as of December 31, 2023	590,403	$4.80
Granted	638,476	10.09
Released	(156,803)	5.16
Forfeited	(31,455)	4.97
Unvested RSUs as of March 31, 2024	1,040,621	$7.99
The Company recognized $0.5 million and $0.2 million of stock-based compensation cost related to RSUs as of March 31, 2024 and 2023. As of March 31, 2024, the unrecognized compensation cost for RSUs issued was $6.8 million and will be recognized over an estimated weighted-average amortization period of 3.29 years. The fair values of RSUs are based on the fair value of the Company’s common stock on the date of the grant.

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
The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
2020 Plan:
Expected term - years	6.08	6.08
Expected volatility	95.8%	84.8%
Risk-free interest rate	4.0%	3.5%
Expected dividends	—	—

The grant-date fair value of options calculated using the Monte Carlo option pricing model granted under the Company’s 2020 Plan were estimated using the following assumptions:

	Three Months Ended March 31,
	2024	2023
2020 Plan:
Expected term - years	0.00	4.00
Expected volatility	—%	80.0%
Risk-free interest rate	—%	3.6%
Expected dividends	—	—
The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
2020 ESPP:
Expected term - years	0.50	0.49
Expected volatility	158.6%	84.8%
Risk-free interest rate	5.1%	3.5%
Expected dividends	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes appearing in this Quarterly Report on Form 10-Q, as well as the audited financial statements, notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K. You should carefully read the “Cautionary Note About Forward-Looking Statements” of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
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
In February 2024, we entered into a collaboration and license agreement (the “Ono Agreement”) with Ono Pharmaceutical Co., Ltd. (“Ono”) pursuant to which we and Ono will collaborate in the research and preclinical development of certain compounds selected by Ono from our pipeline of bifunctional fusion proteins directed toward a pair of prespecified targets for potential treatment of autoimmune and inflammatory diseases.
Overview of Operations
Since our inception in 2016, we have devoted substantially all of our resources to conducting research and development activities, including undertaking nonclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, manufacturing our product candidates, developing and perfecting our intellectual property rights, organizing and staffing our company, business planning, and raising capital. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have funded our operations as of the filing date of this Quarterly Report on Form 10-Q through the net proceeds from the sale of our common stock and pre-funded warrants for approximately $261.7 million, the sale of redeemable convertible preferred stock for approximately $152.9 million, the issuance of convertible notes for approximately $10.5 million and payments received pursuant to our collaboration agreements for approximately $89.6 million.
For the three months ended March 31, 2024 and 2023, our net loss was $18.5 million and $20.7 million, respectively. We have not been profitable since inception, and as of March 31, 2024, we had an accumulated deficit of $324.8 million and $114.6 million in cash and cash equivalents and investments. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
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
Global Economic Considerations
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, financial institution instability, and instability in the geopolitical environment. Such challenges have caused, and may continue to cause, recession fears, high interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.

Components of our Results of Operations
Collaboration Revenue
We have no products approved for commercial sale, and we have not generated any revenue from commercial product sales. Our total revenue to date has been generated from our collaboration and research agreements with various third parties. Revenue recognized in 2024 was a result of collaboration agreements with Ono and ImmunoGen, Inc. (“ImmunoGen”).
In February 2024, we entered into the Ono Agreement pursuant to which we and Ono will collaborate in the research and preclinical development of certain compounds selected by Ono from our pipeline of bifunctional fusion proteins directed toward a pair of prespecified targets for potential treatment of autoimmune and inflammatory diseases. Under the terms of the Ono Agreement, we are primarily responsible for carrying out research activities in accordance with a mutually agreed upon research plan (the “Research Plan”), subject to the oversight of a joint research committee, consisting of representatives from each party, and Ono is responsible for all research costs incurred under the Research Plan.
Pursuant to the Ono Agreement, we granted Ono an exclusive option (the “Option”) to obtain an exclusive, sublicensable license to further research, develop, manufacture and commercialize products containing these specified bifunctional fusion proteins in any therapeutic area worldwide. The option period will extend from the effective date of the Ono Agreement until 90 days after we deliver our final report pursuant to the Research Plan. If Ono exercises the Option, we may receive licensing, clinical and regulatory, and commercial milestone payments of up to $217.5 million upon the exercise of the option, and the achievement of certain specified clinical, regulatory and commercial milestones, as well as tiered royalty payments on commercial sales ranging from mid-single digit to low-double digit percentages. Royalties are payable by Ono on a licensed product-by-licensed product and country-by-country basis during the product’s royalty term, defined as the period beginning on the first commercial sale of a product and ending on the later of (i) the expiration of the last-to-expire composition of matter claim within applicable product patent rights covering such product in such country, (ii) the expiration of regulatory exclusivity for such product in such country, and (iii) the tenth (10th) anniversary of such first commercial sale of a product in such country.
Under the terms of the Ono Agreement, we will receive an initial non-refundable payment of $5.4 million, consisting of a $2.0 million payment for the Option and an initial research funding payment of $3.4 million to cover the expected cost of the first six months of planned activities under the Research Plan. At the conclusion of the first six months, Ono may continue to reimburse nonclinical research activities under the Research Plan, and we may receive up to $7.0 million payable upon the achievement of certain milestones specified in the Research Plan. The Research Plan, which began in March 2024, is currently expected to take up to 18 months to complete, subject to the achievement of research milestones and Ono’s decision to continue reimbursement of our research activities.
The Ono Agreement may be terminated by mutual agreement of both parties or by either party upon an uncured material breach of the Ono Agreement or the insolvency of the other party. Ono may terminate the Ono Agreement at any time upon 90 days’ written notice to us. If Ono exercises such termination right, Ono will pay all of our costs up through the date of termination. In addition, after the conditions to exercise the Option have been met, we may terminate the Ono Agreement if Ono discontinues its development or commercialization efforts and other conditions are met.
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
•expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and
•allocated expenses for facility-related costs
The following table summarizes our research and development expenses by product candidate (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
SL-172154	$6,677	$5,967
Other pipeline compounds	2,736	3,429
Internal costs, including personnel related benefits, facilities and depreciation	6,851	7,271
	$16,264	$16,667
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
We expect that our general and administrative expense may increase in the future to support our ongoing research and development activities and as a result of the costs of operating as a public company. These increases may include increased costs related to the retention of personnel and fees paid to outside consultants, lawyers, and accountants, among other expenses. Additionally, we anticipate that we will continue to incur significant costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the Securities and Exchange Commission, insurance, and investor relations costs. If any of our current or future product candidates advances to later-stage clinical development or obtains regulatory approval, we expect that we would incur significantly increased expenses associated with building the appropriate general and administrative support for our increased research and development activities, or building a sales and marketing team, respectively.
Other Income
Other income consists of interest earned on our cash, cash equivalents and investments, which consists of amounts held in a money market fund and at various times in government and corporate obligations as well as investment fees and realized gain or losses on investments (if any).
Income Taxes
Since our inception, we have not recorded any income tax benefits for the net operating losses, ("NOLs"), we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized. Our NOLs and tax credit carryforwards will begin to expire in 2024. We have recorded a full valuation allowance against our deferred tax assets at each balance sheet date.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Change
	2024	2023	Dollar	Percentage
	(unaudited)
Collaboration revenue	$1,115	$57	$1,058	1,856.1%
Operating expenses:
Research and development	16,264	16,667	(403)	(2.4)%
General and administrative	4,895	5,051	(156)	(3.1)%
Loss from operations	(20,044)	(21,661)	1,617	7.5%
Other income (expense):
Other	1,540	937	603	64.4%
Net loss	$(18,504)	$(20,724)	$2,220	10.7%
Collaboration Revenue
Collaboration revenue increased by $1.1 million, or 1,856.1%, to $1.1 million for the three months ended March 31, 2024 from $0.1 million for the three months ended March 31, 2023. The increase in collaboration revenue was attributable to an increase in research activities associated with the Ono Agreement and continued clinical activity associated with the ImmunoGen Agreement.
Research and Development Expense
Research and development expenses decreased by $0.4 million, or 2.4%, to $16.3 million for the three months ended March 31, 2024 from $16.7 million for the three months ended March 31, 2023. The decrease in research and development cost was primarily a result of a decrease in the current Good Manufacturing Practice manufacture of clinical trial material of $0.8 million partially offset by increases in costs associated with the conduct of clinical trials for SL-172154 of $0.4 million.
General and Administrative Expense
General and administrative expenses decreased by $0.2 million, or 3.1%, to $4.9 million for the three months ended March 31, 2024 from $5.1 million for the three months ended March 31, 2023 as a result of lower insurance costs.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of common stock, pre-funded warrants, convertible preferred stock, and convertible notes and through our collaboration agreements. As of March 31, 2024, we had an accumulated deficit of $324.8 million and $114.6 million of cash and cash equivalents and investments.
In July 2022, we entered into a sales agreement, or the Sales Agreement, with Leerink Partners LLC, (the "Sales Agent"), pursuant to which we may offer and sell up to $75.0 million of shares of our common stock from time to time in “at-the-market” offerings (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of March 31, 2024, there were no sales pursuant to the ATM Facility.
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
We believe that our cash and cash equivalents and investments as of March 31, 2024 are sufficient to fund projected operations into 2026.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Net cash used in operating activities	$(16,161)	$(26,461)
Net cash (used in) provided by investing activities	(33,276)	45,125
Net cash (used in) provided by financing activities	(184)	—
Net (decrease) increase in cash and cash equivalents	$(49,621)	$18,664
Net Cash Used in Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $16.2 million and primarily reflected our net loss of $18.5 million and an $0.8 million net change in our operating assets and liabilities, $0.4 million of amortization of investments offset by noncash charges of $2.5 million in stock-based compensation and $1.1 million in depreciation expense and non-cash operating lease expense. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.
During the three months ended March 31, 2023, net cash used in operating activities was $26.5 million and primarily reflected our net loss of $20.7 million and an $8.3 million net change in our operating assets and liabilities, offset by noncash charges of $1.7 million in stock-based compensation and $1.0 million in depreciation expense, amortization of investments and non-cash operating lease expense.
Net Cash (Used in) Provided by Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities was $33.3 million, and is the net change in investments.
During the three months ended March 31, 2023, net cash provided by investing activities was $45.1 million, and is primarily due to the net change in investments.

Net Cash (Used In) Provided by Financing Activities
During the three months ended March 31, 2024, net cash used in financing activities was $0.2 million and was primarily from the exercise of stock options and purchases pursuant to our employee stock purchase plan offset by $0.4 million of offering cost accrued in 2023 and paid in 2024.
Contractual Obligations and Other Commitments
See Note 5 to our financial statements found elsewhere in this Quarterly Report on Form 10-Q for additional disclosures. There have been no other material changes from the Contractual Obligations and Other Commitments disclosed in Note 6 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Critical Accounting Policies
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, the accrual for research and development expenses, and the valuation of stock-based awards. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our financial statements. We believe that the assumptions and estimates associated with our most critical accounting policies are those relating to revenue, accrued research and development costs and stock-based compensation.
There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
We are also a “smaller reporting company” as defined under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). We will continue to be a smaller reporting company so long as (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of the year ending December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are not presently a party to any other legal proceedings that, in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.
Item 1A. Risk Factors
Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
On March 5, 2024, Helen Boudreau, a member of the Company’s Board of Directors, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K). Ms. Boudreau’s plan provides for the potential sale of up to 60,000 shares of the Company’s common stock issuable upon the exercise of options. The plan terminates on the earlier of (i) September 30, 2024, (ii) the first date on which all trades have been executed or all trading orders relating to such trades set forth in the plan have expired or (iii) such time as the plan is otherwise terminated according to its terms.
On March 6, 2024, Casi DeYoung, the Company’s Chief Business Officer, entered into a Rule 10b5-1 trading arrangement. Ms. DeYoung’s plan provides for the potential sale of up to (i) 32,082 shares of the Company’s common stock, (ii) 3,500 shares of restricted common stock issuable upon the vesting of such shares and (iii) 30,000 shares of the Company’s common stock issuable upon the exercise of options. The plan terminates on the earlier of (i) March 1, 2025, (ii) the first date on which all trades have been executed or all trading orders relating to such trades set forth in the plan have expired or (iii) such time as the plan is otherwise terminated according to its terms.
On March 12, 2024, Lini Pandite, the Company’s Chief Medical Officer, modified an existing Rule 10b5-1 trading arrangement, originally adopted on April 3, 2023, to modify (i) the sale periods, (ii) the minimum prices at which sales may be made and (iii) the termination date under the plan. The original plan provided for the potential sale of up to 83,514 shares of the Company’s common stock. Prior to its modification, no shares of common stock were sold pursuant to the original plan. The modified plan provides for the potential sale of up to 83,514 shares of the Company’s common stock and terminates on the earlier of (A) May 30, 2025, (B) the completion of the sale of the maximum number of shares under the plan or (C) such time as the plan is otherwise terminated according to its terms.

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

10.1+	Collaboration and License Agreement, dated February 13, 2024, by and between Shattuck Labs, Inc. and Ono Pharmaceuticals Co., Ltd.

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1* (1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101)
______________
*    Filed herewith
+ Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
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

Shattuck Labs, Inc.

Date: May 2, 2024	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: May 2, 2024	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)