Form 10-Q
period 2024-06-30
Shattuck Labs, Inc.
filed 2024-08-01
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 17, 2024, the registrant had 47,727,269 shares of common stock, $0.0001 par value per share, outstanding.

SHATTUCK LABS, INC.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to products and markets, and business trends and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” "develop" or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts and reflect our current views with respect to future events. Given the significant uncertainties, you should not place undue reliance on these forward-looking statements.
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
•our ability to maintain orphan drug designation in the U.S. for SL-172154 for the treatment of acute myeloid leukemia (“AML”), and the expected benefits of orphan drug status;
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
•the scope of protection we are able to establish and maintain for intellectual property rights covering our technology platforms, including our Agonist Redirected Checkpoint (“ARC®”) product candidate and other product candidates, and the defense of such intellectual property rights;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SHATTUCK LABS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,693	$125,626
Investments	44,651	4,999
Prepaid expenses and other current assets	9,081	12,595
Total current assets	114,425	143,220
Property and equipment, net	11,895	13,804
Other assets	2,294	2,540
Total assets	$128,614	$159,564

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,822	$1,587
Accrued expenses and other current liabilities	9,207	9,523
Deferred revenue	2,997	343
Total current liabilities	15,026	11,453
Non-current operating lease liabilities	2,972	3,406
Total liabilities	17,998	14,859
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 47,727,269 shares issued and outstanding at June 30, 2024 and 47,260,108 shares issued and outstanding at December 31, 2023	5	5
Additional paid-in capital	456,982	451,006
Accumulated other comprehensive (loss) income	(5)	4
Accumulated deficit	(346,366)	(306,310)
Total stockholders’ equity	110,616	144,705
Total liabilities and stockholders’ equity	$128,614	$159,564
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$1,609	$200	$2,724	$257
Operating expenses:
Research and development	19,239	18,205	35,503	34,872
General and administrative	5,332	4,742	10,227	9,793
Expense from operations	24,571	22,947	45,730	44,665
Loss from operations	(22,962)	(22,747)	(43,006)	(44,408)
Other income	1,410	1,401	2,950	2,338
Net loss	$(21,552)	$(21,346)	$(40,056)	$(42,070)
Unrealized gain (loss) on investments	9	265	(9)	803
Comprehensive loss	$(21,543)	$(21,081)	$(40,065)	$(41,267)

Net loss per share – basic and diluted	$(0.42)	$(0.50)	$(0.79)	$(0.99)
Weighted-average shares outstanding – basic and diluted	50,791,241	42,467,664	50,678,818	42,453,513
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Six months ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	47,260,108	$5	$451,006	$4	$(306,310)	$144,705
Exercise of stock options and purchases pursuant to employee stock purchase plan	145,841	—	609	—	—	609
Issuance of common stock upon settlement of restricted stock units	156,803	—	—	—	—	—
Shares withheld related to net share settlement	(43,533)	—	(437)	—	—	(437)
Stock-based compensation expense	—	—	2,475	—	—	2,475
Proceeds from sale of common stock	—	—	(17)	—	—	(17)
Unrealized loss on investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(18,504)	(18,504)
Balance at March 31, 2024	47,519,219	$5	$453,636	$(14)	$(324,814)	$128,813
Exercise of stock options	205,042	—	691	—	—	691
Issuance of common stock upon settlement of restricted stock units	3,975	—	—	—	—	—
Shares withheld related to net share settlement	(967)	—	(10)	—	—	(10)
Stock-based compensation expense	—	—	2,665	—	—	2,665
Unrealized gain on investments	—	—	—	9	—	9
Net loss	—	—	—	—	(21,552)	(21,552)
Balance at June 30, 2024	47,727,269	$5	$456,982	$(5)	$(346,366)	$110,616

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	42,390,586	$5	$396,041	$(877)	$(219,012)	$176,157
Exercise of stock options and purchases pursuant to employee stock purchase plan	11,888	—	39	—	—	39
Issuance of common stock upon settlement of restricted stock units	73,937	—	—	—	—	—
Shares withheld related to net share settlement	(16,153)	—	(39)	—	—	(39)
Stock-based compensation expense	—	—	1,683	—	—	1,683
Unrealized gain on investments	—	—	—	538	—	538
Net loss	—	—	—	—	(20,724)	(20,724)
Balance at March 31, 2023	42,460,258	$5	$397,724	$(339)	$(239,736)	$157,654
Exercise of stock options	11,077	—	33	—	—	33
Stock-based compensation expense	—	—	1,852	—	—	1,852
Unrealized gain on investments	—	—	—	265	—	265
Net loss	—	—	—	—	(21,346)	(21,346)
Balance at June 30, 2023	42,471,335	$5	$399,609	$(74)	$(261,082)	$138,458
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(40,056)	$(42,070)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	5,140	3,535
Depreciation	1,936	2,041
Non-cash operating lease expense	206	175
Net amortization of investments	(988)	(504)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,514	4,027
Other assets	40	89
Accounts payable	1,225	(5,174)
Accrued expenses and other current liabilities	(316)	(7,555)
Non-current operating lease liabilities	(434)	(384)
Deferred revenue	2,654	743
Net cash used in operating activities	(27,079)	(45,077)
Cash flows from investing activities
Purchase of property and equipment	(17)	(371)
Maturities of investments	25,000	84,744
Purchases of investments	(63,673)	(14,815)
Net cash (used in) provided by investing activities	(38,690)	69,558
Cash flows from financing activities
Proceeds from the exercises of stock options and purchases pursuant to employee stock purchase plan	1,300	72
Taxes paid related to net share settlement of equity awards	(447)	(39)
Proceeds from sale of common stock	(17)	—
Net cash provided by financing activities	836	33
Net increase (decrease) in cash and cash equivalents	(64,933)	24,514
Cash and cash equivalents, beginning of period	125,626	47,379
Cash and cash equivalents, end of period	$60,693	$71,893
Supplemental disclosures of non-cash financial activities:
Unpaid amounts related to purchases of property and equipment	$10	$15

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
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $346.4 million as of June 30, 2024. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash, cash equivalents and investments of $105.3 million as of June 30, 2024 are sufficient to fund projected operations of the Company for at least the next twelve months.
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
Fair value measurements are classified based on the lowest level of input that is significant to the measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values takes into account the market for its financial assets and liabilities, the associated credit risk and other factors as required. The Company considers active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
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

Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $1.7 million held in operating accounts and $59.0 million held in money market funds as of June 30, 2024, and $4.8 million held in operating accounts and $81.1 million held in money market funds as of December 31, 2023.
Investments
The Company’s investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. There were no impairments of investments for the three and six months ended June 30, 2024 and 2023.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three and six months ended June 30, 2024 and 2023.
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
Research and Development Services: The Company will record costs associated with development and process optimization activities as research and development expenses in the statements of operations and comprehensive loss consistent with ASC 730, Research and Development. The Company considered the guidance in ASC 808, Collaborative Arrangements ("ASC 808") and will recognize the payments received from these agreements as revenue when the related costs are incurred.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	As of June 30,
	2024	2023
Stock options	6,443,892	5,379,211
Unvested restricted stock units	1,034,410	666,011
	7,478,302	6,045,222
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of the net loss and unrealized gains and losses on investments.

Recently Adopted Accounting Pronouncements
None.
3. Investments
The following table represents the Company’s available-for-sale investments by major security type (amounts in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Investments:
U.S. government securities	$44,656	$(5)	$44,651
Cash equivalents:
U.S. government securities	—	—	—
Total level 1 debt securities	$44,656	$(5)	$44,651

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$4,998	$1	$4,999
Cash equivalents:
U.S. government securities	39,657	3	39,660
Total level 1 debt securities	$44,655	$4	$44,659

The Company’s investment instruments and cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities have a weighted-average maturity of 0.19 years as of June 30, 2024.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (amounts in thousands):

	June 30, 2024	December 31, 2023
Research and development contract costs	$5,097	$4,235
Compensation and related benefits	2,775	3,794
Operating lease liabilities	847	796
Other	488	698
Total accrued expenses and other current liabilities	$9,207	$9,523
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
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of June 30, 2024, management was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.
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
Further, under the terms of the Ono Agreement, the Company received an initial non-refundable payment of $5.4 million, consisting of a $2.0 million payment for the Option and an initial research funding payment of $3.4 million to cover the expected cost of the first six months of planned activities under the Research Plan. At the conclusion of the first six months, Ono may continue to reimburse nonclinical research activities under the Research Plan, and the Company may receive up to $7.0 million payable upon the achievement of certain milestones specified in the Research Plan.
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
The Company recognized revenue pursuant to the Ono Agreement of $1.5 million and $2.4 million for the three and six months ended June 30, 2024, respectively, and did not recognize any revenue pursuant to the Ono Agreement in 2023.
ImmunoGen
In 2022, the Company entered into the ImmunoGen Agreement, pursuant to which ImmunoGen will reimburse the Company for $2.0 million of the costs the Company incurs in the Phase 1B combination cohort evaluating SL-172154 in combination with mirvetuximab soravtansine in patients with platinum-resistant ovarian cancer. The Company dosed its first patient with mirvetuximab soravtansine in 2023 and as of June 30, 2024 has completed all of its obligations under the ImmunoGen Agreement. The Company recognized revenue of $0.1 million and $0.3 million pursuant to the ImmunoGen Agreement for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million pursuant to the ImmunoGen Agreement for the three and six months ended June 30, 2023, respectively.

7. Equity
The Company is authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will receive ratably any dividends declared by the Company’s board of directors (“Board”) out of funds legally available. In the event of the Company’s liquidation, dissolution or winding-up, the holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of or provision for any liabilities. As of the periods presented, no common stock dividends had been declared by the Board. As of June 30, 2024, none of the 10,000,000 shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
In July 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Sales Agent”), pursuant to which it may offer and sell up to $75.0 million of shares of its common stock from time to time (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of June 30, 2024, there were no sales pursuant to the ATM Facility.
In December 2023, the Company sold 4,651,163 shares of common stock through an underwritten public offering, and concurrently completed a private placement of 3,100,823 pre-funded warrants. The purchase price per share of common stock was $6.45, and the purchase price per pre-funded warrant was $6.4499, which was the purchase price per share of common stock minus the $0.0001 per share exercise price of such pre-funded warrant. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitation of 9.99% on a post-exercise basis. As of June 30, 2024, all 3,100,823 pre-funded warrants remain outstanding.
8. Stock-Based Compensation and Employee Benefit Plans
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year. The Board may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. On January 1, 2024, the share reserve automatically increased by 1,890,404 shares. As of June 30, 2024, there were 3,468,550 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, restricted stock units (“RSUs”), performance stock and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. Periodically, the Company also grants awards that vest based on the Company's stock achieving certain closing share prices for a specified number of consecutive trading days.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) became effective in October 2020. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2024, the share reserve increased by 472,601 shares of common stock. As of June 30, 2024, there were 1,670,189 shares available for future purchases. There were no shares issued under the Company’s 2020 ESPP during the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company issued 7,286 and 11,171 shares of common stock for aggregate cash proceeds of $0.1 million and $0.1 million, respectively.
Summary of Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,456	$946	$2,711	$1,760
General and administrative	$1,209	906	2,429	1,775
Total stock-based compensation	$2,665	$1,852	$5,140	$3,535
Stock Options
The following table summarizes option activity under the 2020 Plan for the six months ended June 30, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2023	4,942,164	$7.21	7.62
Granted	2,005,668	9.33
Exercised	(343,597)	3.75
Forfeited	(160,343)	12.99
Balance at June 30, 2024	6,443,892	$7.91	7.93
Vested and expected to vest	6,147,668	$7.89	7.90
Exercisable at the end of the period	3,114,628	$7.68	6.86
Options granted during the six months ended June 30, 2024 and 2023 had weighted-average grant-date fair values of $7.36 and $2.38 per share, respectively. As of June 30, 2024, the unrecognized compensation cost for options issued was $16.2 million and will be recognized over an estimated weighted-average amortization period of 2.55 years. The total intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $1.9 million and $0, respectively. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2024 was $1.3 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the six months ended June 30, 2024:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	590,403	$4.80
Granted	638,476	10.09
Released	(160,778)	5.10
Forfeited	(33,691)	5.18
Balance at June 30, 2024	1,034,410	$8.01
The Company recognized $1.1 million and $0.4 million of stock-based compensation cost related to RSUs for the six months ended June 30, 2024 and 2023. As of June 30, 2024, the unrecognized compensation cost for RSUs issued was $6.2 million and will be recognized over an estimated weighted-average amortization period of 3.04 years. The fair values of RSUs are based on the fair value of the Company’s common stock on the date of the grant.

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
The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Six Months Ended June 30,
	2024	2023
2020 Plan
Expected term - years	6.02	6.08
Expected volatility	96.1%	84.8%
Risk-free interest rate	4.1%	3.6%
Expected dividends	—	—

The grant-date fair value of options calculated using the Monte Carlo option pricing model granted under the Company’s 2020 Plan were estimated using the following assumptions:

	Six Months Ended June 30,
	2024	2023
2020 Plan
Expected term - years	0	4.00
Expected volatility	—	80.0%
Risk-free interest rate	—	3.6%
Expected dividends	—	—
The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Six Months Ended June 30,
	2024	2023
2020 ESPP
Expected term - years	0.49	0.49
Expected volatility	158.6%	84.8%
Risk-free interest rate	5.1%	3.5%
Expected dividends	—	—

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
Overview
We are an innovative clinical-stage biotechnology company pioneering the development of dual-sided fusion proteins as an entirely new class of biologic medicine. We have created a novel approach to immune modulation by designing biologics with structural characteristics that may not be achievable by existing therapeutic modalities, including monoclonal or bispecific antibodies. Our Agonist Redirected Checkpoint (“ARC®”) platform was designed to simultaneously inhibit checkpoint molecules and activate costimulatory molecules with a single therapeutic as a potential treatment for cancer. We also have at varying stages of preclinical development, dual-sided, multifunctional fusion proteins, distinct from our ARC platform, that have therapeutic potential in autoimmune, inflammatory, and cardiometabolic diseases, among other therapeutic areas.
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
We are evaluating SL-172154 in an ongoing Phase 1B clinical trial for the treatment of patients with certain hematologic malignancies, including acute myeloid leukemia ("AML") and higher risk myelodysplastic syndromes ("HR-MDS"). We believe our clinical development plan may provide both first-in-class and best-in-class development opportunities for SL-172154 in these hematologic indications. In June 2024, at the European Hematology Association 2024 Congress, we shared additional data from our ongoing Phase 1B dose expansion clinical trial in HR-MDS and TP53 mutant ("TP53m") AML. These data showed that SL-172154 in combination with azacitidine improved the rates of both clinical response and complete remission compared to what is expected of azacitidine monotherapy in these indications, and that the safety and tolerability profile was manageable, with no hemolytic anemia observed. We have initiated an additional dose expansion cohort in HR-MDS patients to evaluate SL-172154 in a randomized, controlled, dose optimization cohort to further characterize the efficacy and safety and tolerability of SL-172154 in combination with azacitidine, compared to an azacitidine monotherapy control arm.
We are also planning additional studies in both TP53 wild-type ("TP53wt") and TP53m AML patient populations. We plan to initiate a randomized, controlled dose expansion cohort in TP53m AML patients to further evaluate the safety and efficacy of SL-172154 in combination with azacitidine, compared to an azacitidine +/- venetoclax control arm. And, in addition to our ongoing Phase 1B randomized, controlled dose expansion cohorts in HR-MDS and TP53m AML, we have plans to evaluate SL-172154 in patients with TP53wt AML, in combination with azacitidine and venetoclax, which is the standard of care in this indication. Because we have observed objective responses in our studies to date in patients with both TP53m and TP53wt HR-MDS or AML, we believe that SL-172154 may provide clinical benefit for AML patients regardless of TP53 mutation status.
Additionally, we believe that SL-172154 may have therapeutic potential in other hematologic indications, including multiple myeloma and myelofibrosis, and we may evaluate SL-172154 in these indications in the future.

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
Research Programs
We maintain a strong research organization that has developed a diverse pipeline of preclinical compounds. The ARC platform was generated based on the goal of linking an immune checkpoint inhibitor to a tumor necrosis factor ("TNF") superfamily ligand. This expertise in TNF ligand and receptor biology provided a basis to develop other potential product candidates to inhibit certain TNF receptors, including death receptor 3 ("DR3"), the cognate binding partner for TL1A. We have developed an antibody that binds to DR3 with high affinity and blocks the interaction with TL1A with reduced DR3 receptor agonism. There are parallels between the improved efficacy associated with blocking PD-1 receptor versus PD-L1, and we believe that targeting DR3 (the receptor) instead of TL1A (the ligand) may provide for better efficacy in certain inflammatory disorders, including inflammatory bowel disease.
One of our guiding principles for considering additional pipeline candidates in oncology is a preference for compounds that we expect to have monotherapy activity early in clinical development. Through a series of studies, which were recently published in Cancer Cell, we gained an understanding of cellular targets which appear to play a pivotal role in determining acquired resistance ("AR") to immune checkpoint blockade. We reported that aberrant IFN regulation in the setting of AR suggests that tumor cell intrinsic mechanisms have conferred a growth advantage despite the presence of immune-mediated pressure unleashed by PD-1/L1 antibody blockade. Analysis of transcripts progressively upregulated during acquisition of AR in vivo and transcripts upregulated by IFN exposure of isolated AR cell lines in vitro identified the E3 ubiquitin ligase TRIM7 as a candidate mediator of the AR phenotype. Interestingly, TRIM7 is required for cell proliferation downstream of KRAS signaling as well. We have developed small molecule inhibitors (SMI) designed to the TRIM7 PRY/SPRY viral-pocket domain, where binding specificity was confirmed using mass spec analysis. These SMI suppressed proliferation of tumor cells as monotherapy both in vitro and in vivo using preclinical models, as reported during an oral presentation at the American Association for Cancer Research Annual Meeting in 2024. We are advancing lead TRIM7 inhibitors through pre-clinical development as future internal pipeline candidates in oncology.
We have also demonstrated the feasibility of delivering certain dual-sided fusion proteins as lipid-encapsulated mRNA in a collaboration with Moderna, Inc. This work was published in Cancer Research in February 2024. We have independently extended this work to dual-sided fusion proteins in non-oncology indications, wherein mRNA/LNP based delivery methods may provide pharmacokinetic, pharmacodynamic and pharmacoeconomic advantages in comparison to traditional, intravenous delivery of recombinant proteins for chronic, non-lethal diseases. We are developing a platform of mRNA/LNP administered GLP-1 containing multifunctional constructs with potential therapeutic utility in certain cardiometabolic disorders.
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
Overview of Operations
Since our inception in 2016, we have devoted substantially all of our resources to conducting research and development activities, including undertaking nonclinical studies of our product candidates, conducting clinical trials of our most advanced product candidates, manufacturing our product candidates, developing and perfecting our intellectual property rights, organizing and staffing our company, business planning and raising capital. We do not have any products approved for sale, and we have not generated any revenue from product sales. We have funded our operations as of the filing date of this Quarterly Report on Form 10-Q through the net proceeds from the sale of our common stock and pre-funded warrants for approximately $262.4 million, the sale of redeemable convertible preferred stock for approximately $152.9 million, the issuance of convertible notes for approximately $10.5 million and payments received pursuant to our collaboration agreements for approximately $89.6 million.
For the six months ended June 30, 2024 and 2023, our net loss was $40.1 million and $42.1 million, respectively. We have not been profitable since inception, and as of June 30, 2024, we had an accumulated deficit of $346.4 million and $105.3 million in cash and cash equivalents and investments. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
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
Under the terms of the Ono Agreement, we have received an initial non-refundable payment of $5.4 million, consisting of a $2.0 million payment for the Option and an initial research funding payment of $3.4 million to cover the expected cost of the first six months of planned activities under the Research Plan. At the conclusion of the first six months, Ono may continue to reimburse nonclinical research activities under the Research Plan, and we may receive up to $7.0 million payable upon the achievement of certain milestones specified in the Research Plan. The Research Plan, which began in March 2024, is currently expected to take up to 18 months to complete, subject to the achievement of research milestones and Ono’s decision to continue reimbursement of our research activities.
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
We completed our obligations under the collaboration agreement with ImmunoGen (the “ImmunoGen Agreement”), and have recognized the remaining deferred revenue pursuant to terms of that agreement as of June 30, 2024.
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
The following table summarizes our research and development expenses by product candidate:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
	(unaudited)		(unaudited)
SL-172154	$9,594	$6,367	$16,270	$12,333
Other pipeline compounds	2,898	4,855	5,635	8,284
Internal costs, including personnel related benefits, facilities and depreciation	6,747	6,983	13,598	14,255
	$19,239	$18,205	$35,503	$34,872
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, including increased demand for clinical trial material. We expect to incur significant research and development expenses throughout 2024 and beyond, including expenses associated with the conduct of the Research Plan pursuant to the Ono Agreement. The completion of our clinical trial in platinum resistant ovarian cancer (“PROC”) does not materially impact our anticipated operating expense or cash burn projections in 2024 as this trial was fully enrolled and we had not yet initiated additional clinical trials in this indication. Further, we are not currently planning to conduct additional clinical development in PROC, in part due to the evolving competitive landscape in this indication. We plan to focus all current later-stage clinical development efforts in AML and HR-MDS due to the strength of the emerging efficacy results in those patient populations, the favorable competitive landscape, and the potential for these indications to provide the fastest path to registration. While it is difficult for us to predict with certainty, we expect increasing year-over-year operating expense over the next several years in the event that we conduct additional nonclinical studies and clinical trials, which may include a material expansion of our existing clinical trials or the initiation of planned, later-stage clinical trials for our current and/or future product candidates, pursue regulatory approval of our product candidates, or advance additional product candidates from our preclinical pipeline.
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
We expect that our general and administrative expense may increase in the future to support our ongoing research and development activities and as a result of the costs of operating as a public company. These increases may include increased costs related to the retention of personnel and fees paid to outside consultants, lawyers, and accountants, among other expenses. Additionally, we anticipate that we will continue to incur significant costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of Nasdaq and the Securities and Exchange Commission ("SEC"), insurance, and investor relations costs. If any of our current or future product candidates advances to later-stage clinical development or obtains regulatory approval, we expect that we would incur significantly increased expenses associated with building the appropriate general and administrative support for our increased research and development activities, or building a sales and marketing team, respectively.
Other Income
Other income consists of interest earned on our cash, cash equivalents and investments, which consists of amounts held in a money market fund and government obligations as well as investment fees and realized gain or losses on investments (if any).
Income Taxes
Since our inception, we have not recorded any income tax benefits for the net operating losses ("NOLs") we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized. Our NOLs and tax credit carryforwards will begin to expire in 2024. We have recorded a full valuation allowance against our deferred tax assets at each balance sheet date.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table sets forth our results of operations for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	Dollar	Percentage
	(unaudited)
Collaboration revenue	$1,609	$200	$1,409	704.5%
Operating expenses:
Research and development	19,239	18,205	1,034	5.7%
General and administrative	5,332	4,742	590	12.4%
Loss from operations	(22,962)	(22,747)	(215)	0.9%
Other income (expense):
Other	1,410	1,401	9	0.6%
Net loss	$(21,552)	$(21,346)	$(206)	1.0%
Collaboration Revenue
Collaboration revenue increased by $1.4 million, or 704.5%, to $1.6 million for the three months ended June 30, 2024 from $0.2 million for the three months ended June 30, 2023. The increase in collaboration revenue was attributable to the research activities conducted pursuant to the Ono Agreement and continued clinical activities pursuant to the ImmunoGen Agreement. As of June 30, 2024 we have completed our obligations under the ImmunoGen Agreement and have recognized all revenue pursuant to that agreement.
Research and Development Expense
Research and development expenses increased by $1.0 million, or 5.7%, to $19.2 million for the three months ended June 30, 2024 from $18.2 million for the three months ended June 30, 2023. The increase in research and development expenses was primarily a result of an increase in SL-172154 cost related to the good manufacturing practice ("GMP") manufacture of clinical trial material of $2.1 million partially offset by decreases in costs related to our preclinical research efforts of $1.3 million.
General and Administrative Expense
General and administrative expenses increased by $0.6 million, or 12.4%, to $5.3 million for the three months ended June 30, 2024 from $4.7 million for the three months ended June 30, 2023. The increase in general and administrative expense was due to an increase in general corporate costs.

Results of Operations
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table sets forth our results of operations for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	Dollar	Percentage
	(unaudited)
Collaboration revenue	$2,724	$257	$2,467	959.9%
Operating expenses:
Research and development	35,503	34,872	631	1.8%
General and administrative	10,227	9,793	434	4.4%
Loss from operations	(43,006)	(44,408)	1,402	(3.2)%
Other income (expense):
Other	2,950	2,338	612	(26.2)%
Net loss	$(40,056)	$(42,070)	$2,014	(4.8)%
Collaboration Revenue
Collaboration revenue increased by $2.5 million, or 959.9%, to $2.7 million for the six months ended June 30, 2024 from $0.3 million for the six months ended June 30, 2023. The increase in revenue was attributable to research activities performed pursuant to the Ono Agreement and continued clinical activities pursuant to the ImmunoGen Agreement. As of June 30, 2024 we have completed our obligations under the ImmunoGen Agreement and have recognized all revenue pursuant to that agreement.
Research and Development Expense
Research and development expenses increased by $0.6 million, or 1.8%, to $35.5 million for the six months ended June 30, 2024 from $34.9 million for the six months ended June 30, 2023. The increase in research and development expenses was primarily a result of an increase in SL-172154 cost related to the GMP manufacture of clinical trial material of $2.2 million and cost associated with our clinical trials of $1.6 million partially offset by a decrease of costs related to our preclinical research efforts of $2.6 million and a decrease in employee costs of $0.7 million
General and Administrative Expense
General and administrative expenses increased by $0.4 million, or 4.4%, to $10.2 million for the six months ended June 30, 2024 from $9.8 million for the six months ended June 30, 2023. The increase in general and administrative expense was due to an increase in general corporate costs.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our common stock, pre-funded warrants, convertible preferred stock and convertible notes, and through our collaboration and research agreements with various third parties.
In July 2022, we entered into a sales agreement ("the Sales Agreement") with Leerink Partners LLC (formerly known as SVB Securities LLC) (the "Sales Agent") pursuant to which we may offer and sell up to $75.0 million of shares of our common stock from time to time in an at-the-market facility (the "ATM Facility"). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of June 30, 2024, there were no sales pursuant to the ATM Facility.
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
Until we obtain regulatory approval to market our product candidates, if ever, we cannot generate revenues from sales of our products. Even if we are able to sell our products, we may not generate a sufficient amount of product revenues to finance our cash requirements. Accordingly, it will be necessary for us to seek to raise additional capital through equity offerings and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our development programs or patent portfolios. Additionally, we are currently evaluating our options related to the advancement of our platform of mRNA/LNP administered multifunctional GLP-1 constructs, which may include the independent financing of a subsidiary or spun-out entity. There can be no assurance that such funding may be available to us on acceptable terms, or at all. The issuance of equity securities may result in dilution to stockholders and the issuance of debt securities may have rights, preferences and privileges senior to those of our common stock and the terms of any such debt securities could impose significant restrictions on our operations. The failure to raise funds as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. Additionally, if additional funding is not secured when required, we may need to delay or curtail our operations until such funding is received, which would have a material and adverse impact on our business prospects and results of operations.
We believe that our cash and cash equivalents and investments as of June 30, 2024 are sufficient to fund projected operations into 2026.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
	(unaudited)
Net cash used in operating activities	$(27,079)	$(45,077)
Net cash provided by (used in) investing activities	(38,690)	69,558
Net cash provided by financing activities	836	33
Net increase (decrease) in cash and cash equivalents	$(64,933)	$24,514
Net Cash Used in Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities was $27.1 million and primarily reflected our net loss of $40.1 million, offset by $6.7 million in net changes to our operating assets and liabilities, and net noncash operating charges of $6.3 million for stock-based compensation, depreciation expense, accretion of investments and non-cash operating lease expense. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.
During the six months ended June 30, 2023, net cash used in operating activities was $45.1 million and primarily reflected our net loss of $42.1 million and an $8.3 million net change in our operating assets and liabilities, offset by noncash charges of $5.2 million in stock-based compensation, depreciation expense, amortization of investments and operating lease expense.
Net Cash Provided by (Used in) Investing Activities
During the six months ended June 30, 2024, net cash used in investing activities was $38.7 million, as a result of the net change in investments of $38.7 million.
During the six months ended June 30, 2023, net cash provided by investing activities was $69.6 million, of which $69.9 million was the net change in investments, offset by $0.4 million in purchases of property and equipment.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2024, net cash provided by financing activities was $0.8 million and was primarily from $1.3 million in cash received for the exercise of stock options and purchases pursuant to our employee stock purchase plan offset by taxes paid related to net share settlement of equity awards of $0.4 million.
During the six months ended June 30, 2023, minimal cash was provided by financing activities.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of the year ending December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K, other than as set forth below:
We have received orphan drug designation for SL-172154 for the treatment of AML, and we may seek orphan drug designation for certain future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.
We have received orphan drug designation from the U.S. Federal Food and Drug Administration (“FDA”) for SL-172154 for the treatment of AML. Although we may seek orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biological product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a biologics license application. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.
In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective.
Even with an orphan drug designation for our current and potential future product candidates, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for an existing or future product candidate, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties still can be approved for the same condition even with an orphan drug designation. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.
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

Shattuck Labs, Inc.

Date: August 1, 2024	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: August 1, 2024	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)