Form 10-Q
period 2024-09-30
Shattuck Labs, Inc.
filed 2024-11-14
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, the registrant had 47,739,708 shares of common stock, $0.0001 par value per share, outstanding.

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
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, and the defense of such intellectual property rights;
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SHATTUCK LABS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,829	$125,626
Investments	46,229	4,999
Prepaid expenses and other current assets	8,682	12,595
Total current assets	98,740	143,220
Property and equipment, net	10,827	13,804
Other assets	2,153	2,540
Total assets	$111,720	$159,564

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,927	$1,587
Accrued expenses and other current liabilities	9,474	9,866
Total current liabilities	12,401	11,453
Non-current operating lease liabilities	2,742	3,406
Total liabilities	15,143	14,859
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 47,739,708 shares issued and outstanding at September 30, 2024 and 47,260,108 shares issued and outstanding at December 31, 2023	5	5
Additional paid-in capital	459,561	451,006
Accumulated other comprehensive (loss) income	52	4
Accumulated deficit	(363,041)	(306,310)
Total stockholders’ equity	96,577	144,705
Total liabilities and stockholders’ equity	$111,720	$159,564
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$2,997	$686	$5,721	$943
Operating expenses:
Research and development	16,313	24,211	51,816	59,083
General and administrative	4,604	5,073	14,831	14,866
Expense from operations	20,917	29,284	66,647	73,949
Loss from operations	(17,920)	(28,598)	(60,926)	(73,006)
Other income	1,245	1,057	4,195	3,395
Net loss	$(16,675)	$(27,541)	$(56,731)	$(69,611)
Unrealized gain on investments	57	81	48	884
Comprehensive loss	$(16,618)	$(27,460)	$(56,683)	$(68,727)

Net loss per share – basic and diluted	$(0.33)	$(0.65)	$(1.12)	$(1.64)
Weighted-average shares outstanding – basic and diluted	50,833,538	42,477,642	50,730,767	42,461,644
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	47,260,108	$5	$451,006	$4	$(306,310)	$144,705
Exercise of stock options and purchases pursuant to employee stock purchase plan	145,841	—	609	—	—	609
Issuance of common stock upon settlement of restricted stock units	156,803	—	—	—	—	—
Shares withheld related to net share settlement	(43,533)	—	(437)	—	—	(437)
Stock-based compensation expense	—	—	2,475	—	—	2,475
Proceeds from sale of common stock	—	—	(17)	—	—	(17)
Unrealized loss on investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(18,504)	(18,504)
Balance at March 31, 2024	47,519,219	$5	$453,636	$(14)	$(324,814)	$128,813
Exercise of stock options	205,042	—	691	—	—	691
Issuance of common stock upon settlement of restricted stock units	3,975	—	—	—	—	—
Shares withheld related to net share settlement	(967)	—	(10)	—	—	(10)
Stock-based compensation expense	—	—	2,665	—	—	2,665
Unrealized gain on investments	—	—	—	9	—	9
Net loss	—	—	—	—	(21,552)	(21,552)
Balance at June 30, 2024	47,727,269	$5	$456,982	$(5)	$(346,366)	$110,616
Exercise of stock options and purchases pursuant to employee stock purchase plan	10,122	—	27	—	—	27
Issuance of common stock upon settlement of restricted stock units	3,375	—	—	—	—	—
Shares withheld related to net share settlement	(1,058)	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	2,556	—	—	2,556
Proceeds from sale of common stock	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	57	—	57
Net loss	—	—	—	—	(16,675)	(16,675)
Balance at September 30, 2024	47,739,708	$5	$459,561	$52	$(363,041)	$96,577
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
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(56,731)	$(69,611)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	7,696	5,299
Depreciation	2,889	3,061
Impairment loss	147	204
Non-cash operating lease expense	315	267
Net amortization of investments	(1,730)	(1,055)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,913	11,890
Other assets	72	129
Accounts payable	1,340	(5,154)
Accrued expenses and other current liabilities	(392)	(6,252)
Non-current operating lease liabilities	(664)	(587)
Net cash used in operating activities	(43,145)	(61,809)
Cash flows from investing activities:
Purchase of property and equipment	(59)	(390)
Maturities of investments	54,100	130,199
Purchases of investments	(93,552)	(74,801)
Net cash (used in) provided by investing activities	(39,511)	55,008
Cash flows from financing activities:
Proceeds from the exercises of stock options and purchases pursuant to employee stock purchase plan	1,327	93
Taxes paid related to net share settlement of equity awards	(451)	(39)
Proceeds from sale of common stock	(17)	—
Net cash provided by financing activities	859	54
Net decrease in cash and cash equivalents	(81,797)	(6,747)
Cash and cash equivalents, beginning of period	125,626	47,379
Cash and cash equivalents, end of period	$43,829	$40,632
Supplemental disclosures of non-cash financial activities:
Deferred revenue billed but not received	$—	$500

See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
1. Organization and Description of Business
Shattuck Labs, Inc. (the “Company”) was incorporated in 2016 in the State of Delaware and is a biotechnology company specializing in the development of potential treatments for inflammatory and immune-mediated diseases, cancer, and other therapeutic areas. Shattuck is developing a potentially first-in-class antibody for the treatment of inflammatory bowel disease ("IBD") and other inflammatory and immune-mediated diseases. Shattuck’s expertise in protein engineering and the development of novel tumor necrosis factor ("TNF") receptor agonist and antagonist therapeutics come together in its lead program, SL-325, which it believes could be a first-in-class death receptor 3 ("DR3") antagonist antibody designed to achieve a more complete blockade of the clinically validated TL1A/DR3 pathway.
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $363.0 million as of September 30, 2024. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash, cash equivalents and investments of $90.1 million as of September 30, 2024 are sufficient to fund projected operations of the Company for at least the next twelve months.
Global Economic Considerations
The global macroeconomic environment is uncertain and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, financial institution instability, and instability in the geopolitical environment. Such challenges have caused, and may continue to cause, recession fears, high interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on its future operations.
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
All of the Company’s revenue in 2024 has been derived from collaborations with Ono Pharmaceutical Co., Ltd (“Ono”) and ImmunoGen, Inc. ("ImmunoGen"), and revenue in 2023 was derived from a collaboration agreement with ImmunoGen (the “ImmunoGen Agreement”). In February 2024, ImmunoGen was acquired by AbbVie, Inc.
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

Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $3.1 million held in operating accounts, $32.4 million held in money market funds and $8.4 million in U.S. Government Securities as of September 30, 2024, and $4.8 million held in operating accounts, $81.1 million held in money market funds and $39.7 million in U.S. Government Securities as of December 31, 2023.
Investments
The Company’s investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. There were no impairments of investments for the three and nine months ended September 30, 2024 and 2023.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were $0.1 million and $0.2 million of impairments of long-lived assets for the three and nine months ended September 30, 2024, respectively, and there were $0.2 million of impairments of long-lived assets for both the three and nine months ended September 30, 2023.
Leases
The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The classification of the Company’s leases as operating or finance leases, along with the initial measurement and recognition of the associated ROU assets and lease liabilities, are performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The Company has elected to not apply the recognition requirement of Accounting Standards Codification (“ASC”) 842, Leases of the Financial Accounting Standards Board (“FASB”) to leases with a term of 12 months or less for all classes of assets.
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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	As of September 30,
	2024	2023
Stock options	6,419,787	5,357,517
Unvested restricted stock units	1,008,535	655,777
	7,428,322	6,013,294
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of the net loss and unrealized gains and losses on investments.
Recently Adopted Accounting Pronouncements
The Company will adopt Update 2023-07 in the period required and while it will require the Company to expand certain disclosures within the notes to its financial statements, the Company does not expect the adoption to have a material impact on the its financial position, operating results or cash flows.
In November 2024, the FASB issued ASU 2024-03, Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU to its notes to the consolidated financial statements and processes.
3. Investments
The following table represents the Company’s available-for-sale investments by major security type (amounts in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$46,181	$48	$46,229
Cash equivalents:
U.S. government securities	8,348	4	8,352
Total level 1 debt securities	$54,529	$52	$54,581

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$4,998	$1	$4,999
Cash equivalents:
U.S. government securities	39,657	3	39,660
Total level 1 debt securities	$44,655	$4	$44,659

The Company’s investment instruments and cash and cash equivalents are classified using Level 1 inputs within the fair value hierarchy and are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Debt securities have a weighted-average maturity of 0.17 years as of September 30, 2024.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (amounts in thousands):

	September 30, 2024	December 31, 2023
Research and development contract costs	$4,868	$4,235
Compensation and related benefits	1,885	3,794
Customer refund	1,613	—
Operating lease liabilities	873	796
Other	235	1,041
Total accrued expenses and other current liabilities	$9,474	$9,866
5. Commitments and Contingencies
Operating Leases
The Company leases certain office space, laboratory facilities, and equipment. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it has operating leases. There have been no material changes in the Company's operating leases as compared to the operating leases disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Kopfkino License Agreement
The Company is party to an Exclusive License Agreement (the “Kopfkino License Agreement”), with Kopfkino IP, LLC (“Kopfkino”). As of October 2024, the Company discontinued clinical development of its SL-172154 product candidate that was subject to the Kopfkino License Agreement. The Company retains the exclusive license, but does not have any plans for clinical development or commercialization of any products that would be subject to the Kopfkino License Agreement and, therefore, the Company does not expect to owe milestone payments or royalties under the agreement.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of September 30, 2024, the Company was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.
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
Ono Pharmaceutical Co., Ltd
In February 2024, the Company entered into a collaboration and license agreement (the “Ono Agreement”) with Ono, pursuant to which the parties collaborated in the research and preclinical development of certain compounds selected by Ono from the Company’s pipeline of bifunctional fusion proteins directed toward a pair of prespecified targets for potential treatment of autoimmune and inflammatory diseases. On September 30, 2024, the Company and Ono mutually agreed to terminate the Ono Agreement (the "Ono Termination Agreement"). Following the mutual termination, the Company is no longer required to satisfy any remaining performance obligations, and will not receive any future research activity reimbursements or upfront, milestone, or royalty payments from Ono. All options and licenses held by Ono under the Collaboration Agreement were terminated.
The Ono Agreement was a collaborative arrangement under ASC 808 as both companies were active participants that were exposed to significant risks and rewards. However, since the units of account identified under ASC 808 followed a typical vendor/customer relationship, the Company accounted for the transaction under ASC 606.
Under the Ono Agreement, the Company granted Ono an exclusive option (the “Option”) to obtain an exclusive, sublicensable license to further research, develop, manufacture and commercialize products containing the specified bifunctional fusion proteins in any therapeutic area worldwide. The Company determined that the contingent promise to provide the license upon the exercise of the Option should be accounted for as a customer option, and the $2.0 million amount allocated to that option was recognized as revenue upon the termination of the Option pursuant to the termination of the Ono Agreement.
The Company identified a single performance obligation consisting of the preclinical research activities to develop certain bifunctional fusion proteins. The Company recognized revenue for the preclinical research activities as the services were performed using an inputs method. The Company recognized revenue pursuant to the Ono Agreement of $3.0 million and $5.4 million for the three and nine months ended September 30, 2024, respectively, and did not recognize any revenue pursuant to the Ono Agreement in 2023.
In August of 2024 the Company received an additional prepayment of $1.6 million for services to be performed in the fourth quarter of 2024. Pursuant to the Ono Termination Agreement, this prepayment was refunded to Ono in the fourth quarter of 2024.
ImmunoGen
In 2022, the Company entered into the ImmunoGen Agreement, pursuant to which ImmunoGen will reimburse the Company for $2.0 million of the costs the Company incurs in the Phase 1B combination cohort evaluating SL-172154 in combination with mirvetuximab soravtansine in patients with platinum-resistant ovarian cancer. The Company dosed its first patient with mirvetuximab soravtansine in 2023 and completed all of its obligations under the ImmunoGen Agreement in the second quarter of 2024. The Company recognized revenue of $0.0 million and $0.3 million pursuant to the ImmunoGen Agreement for the three and nine months ended September 30, 2024, respectively, and $0.7 million and $0.9 million pursuant to the ImmunoGen Agreement for the three and nine months ended September 30, 2023, respectively.
7. Equity
The Company is authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will receive ratably any dividends declared by the Company’s board of directors (the “Board”) out of funds legally available. In the event of the Company’s liquidation, dissolution or winding-up, the holders of the

Company’s common stock will be entitled to share ratably in all assets remaining after payment of or provision for any liabilities. As of the periods presented, no common stock dividends had been declared by the Board. As of September 30, 2024, none of the 10,000,000 shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
In July 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Sales Agent”), pursuant to which it may offer and sell up to $75.0 million of shares of its common stock from time to time (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of September 30, 2024, there were no sales pursuant to the ATM Facility.
In December 2023, the Company sold 4,651,163 shares of common stock through an underwritten public offering, and concurrently completed a private placement of 3,100,823 pre-funded warrants. The purchase price per share of common stock was $6.45, and the purchase price per pre-funded warrant was $6.4499, which was the purchase price per share of common stock minus the $0.0001 per share exercise price of such pre-funded warrant. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitation of 9.99% on a post-exercise basis. As of September 30, 2024, all 3,100,823 pre-funded warrants remain outstanding.
8. Stock-Based Compensation and Employee Benefit Plans
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year. The Board may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. On January 1, 2024, the share reserve automatically increased by 1,890,404 shares. As of September 30, 2024, there were 3,516,051 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, restricted stock units (“RSUs”), performance stock and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. Periodically, the Company also grants awards that vest based on the Company's stock achieving certain closing share prices for a specified number of consecutive trading days.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) became effective in October 2020. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. On January 1, 2024, the share reserve increased by 472,601 shares of common stock. As of September 30, 2024, there were 1,660,229 shares available for future purchases. There were 9,960 and 11,849 shares issued under the Company’s 2020 ESPP for aggregate proceeds of less than $0.1 million during the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company issued 17,246 and 23,020 shares of common stock for aggregate cash proceeds of $0.1 million and $0.1 million, respectively.

Summary of Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,420	$921	$4,131	$2,681
General and administrative	1,136	843	3,565	2,618
Total stock-based compensation	$2,556	$1,764	$7,696	$5,299
Stock Options
The following table summarizes option activity under the 2020 Plan for the nine months ended September 30, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2023	4,942,164	$7.21	7.62
Granted	2,038,268	9.24
Exercised	(343,759)	3.75
Forfeited	(216,886)	11.54
Balance at September 30, 2024	6,419,787	$7.89	7.64
Vested and expected to vest	6,175,278	$7.87	7.61
Exercisable at the end of the period	3,487,703	$7.63	6.60
Options granted during the nine months ended September 30, 2024 and 2023 had weighted-average grant-date fair values of $7.29 and $2.50 per share, respectively. As of September 30, 2024, the unrecognized compensation cost for options issued was $17.0 million and will be recognized over an estimated weighted-average amortization period of 2.47 years. The total intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $1.9 million and $0, respectively. The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2024 was $0.8 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the nine months ended September 30, 2024:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	590,403	$4.80
Granted	638,476	10.09
Released	(164,153)	5.05
Forfeited	(56,191)	6.29
Balance at September 30, 2024	1,008,535	$8.03
The Company recognized $1.6 million and $0.7 million of stock-based compensation cost related to RSUs for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the unrecognized compensation cost for RSUs issued was $5.6 million and will be recognized over an estimated weighted-average amortization period of 2.80 years. The fair values of RSUs are based on the fair value of the Company’s common stock on the date of the grant.

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
The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2024	2023
2020 Plan
Expected term - years	6.02	6.02
Expected volatility	96.1%	84.6%
Risk-free interest rate	4.1%	3.6%
Expected dividends	—	—
For the nine months ended September 30, 2024, there have been no options granted that require the use of the Monte Carlo option pricing model. For the nine months ended September 30, 2023, the grant-date fair value of options calculated using the Monte Carlo option pricing model granted under the Company’s 2020 Plan were estimated using the following assumptions.

Nine Months Ended September 30, 2023
2020 Plan
Expected term - years	4.00
Expected volatility	80.0%
Risk-free interest rate	3.6%
Expected dividends	—
The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2024	2023
2020 ESPP
Expected term - years	0.50	0.50
Expected volatility	115.1%	85.5%
Risk-free interest rate	5.1%	4.0%
Expected dividends	—	—

9. Discontinuation of SL-172154 Clinical Development
On October 1, 2024, the Company approved a restructuring plan to prioritize the development of the Company’s DR3 program. The restructuring plan is intended to optimize the Company’s cost structure by aligning the size and structure of its workforce with the Company’s current goals and strategy. The organizational realignment includes discontinuing the Company’s SL-172154 program in view of overall survival data readouts from its studies in higher-risk myelodysplastic syndromes and acute myeloid leukemia. Approximately 40% of Shattuck’s workforce was impacted by the changes. The Company has substantially completed the reduction in force.
As a result of these changes, the Company expects to incur restructuring charges between $1.5 million and $1.75 million, the majority of which are related to employee severance costs. The Company anticipates recognizing these expenses in the fourth quarter of 2024. Substantially all of the charges are expected to be future cash expenditures. The estimates of costs and expenses that the Company expects to incur in connection with the changes are contingent on various assumptions and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events related to or resulting from these strategic steps.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes appearing in this Quarterly Report on Form 10-Q, as well as the audited financial statements, notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. You should carefully read the “Cautionary Note About Forward-Looking Statements” of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
Overview
We are a biotechnology company specializing in the development of potential treatments for inflammatory and immune-mediated diseases and cancer. We are developing a potentially first-in-class antibody for the treatment of inflammatory bowel disease ("IBD") and other inflammatory and immune-mediated diseases. Our expertise in protein engineering and the development of novel tumor necrosis factor ("TNF") receptor agonist and antagonist therapeutics come together in our lead program, SL-325, which we believe could be a first-in-class death receptor 3 ("DR3") antagonist antibody designed to achieve a more complete blockade of the clinically validated TL1A/DR3 pathway.
SL-325 is a DR3 blocking antibody for the potential treatment of IBD and other inflammatory and immune-mediated diseases. In preclinical studies, SL-325 demonstrated high affinity binding to DR3 and superior potency in comparison to TL1A blocking antibodies. SL-325 blocks the TL1A binding pocket on DR3 and also interferes with trimerization of DR3. We believe that these characteristics, together with underlying biological differences in DR3 and TL1A expression, may provide a more durable blockade of the DR3/TL1A signaling axis compared to TL1A blocking antibodies.
TL1A is the sole known signaling ligand for DR3, and DR3 is the sole known signaling receptor for TL1A. Thus, we believe that the clinical safety profile of TL1A blocking antibodies generated to date (in clinical trials conducted by other parties) could de-risk the clinical safety profile for our DR3 blocking antibodies. We engineered SL-325 to lack any Fc gamma receptor binding function and SL-325 has not shown any evidence to date of antibody dependent cellular cytotoxicity or cellular phagocytosis, which further derisks the safety profile. In contrast to TL1A, DR3 is constitutively expressed by lymphocytes both in the peripheral blood and in tissues. We have demonstrated that SL-325 binds an epitope on DR3 that does not trigger receptor mediated endocytosis, and binding of SL-325 to DR3 was shown to be highly durable in preclinical assays. Thus, a pharmacodynamic biomarker of SL-325 includes direct observation of DR3 receptor occupancy on peripheral blood lymphocytes, and our pre-clinical studies suggest that blockade will last for weeks to months as a result of the properties of SL-325 and the stable expression of DR3.
DR3 and TL1A have distinct expression patterns within the small and large intestines of patients with IBD. TL1A is expressed in a pulsatile manner only in actively inflamed areas of the bowel. In contrast, DR3 is highly expressed in both inflamed and adjacent non-inflamed areas of the bowel. The absence of TL1A in non-inflamed areas of the bowel eliminates the mechanism whereby TL1A blocking antibodies would be retained in non-inflamed areas of the bowel. Because bowel inflammation observed in Crohn’s disease and ulcerative colitis can wax and wane in different areas of the bowel, stable blockade of DR3 may reduce the spread of inflammation, and contribute to higher rates of endoscopic remission.
Initial clinical development of SL-325 is planned for patients with IBD, including ulcerative colitis and Chron’s disease. The clinical success of TL1A blocking antibodies to date suggests that SL-325 will have monotherapy disease modifying activity early in clinical development. We believe that targeting DR3 may be more efficacious than targeting TL1A in patients with IBD. Additionally, the DR3/TL1A axis is implicated in a variety of other inflammatory and immune-mediated diseases. Following initial development in IBD, SL-325 may be developed in other diseases. We expect to file an Investigational New Drug ("IND") application for SL-325 in the third quarter of 2025.
Research Programs
We maintain a strong research organization that has developed a diverse pipeline of preclinical compounds.
One of our guiding principles for considering additional pipeline candidates in oncology is a preference for compounds that we expect to have monotherapy activity early in clinical development. Through a series of studies, which were recently published in Cancer Cell, we gained an understanding of cellular targets which appear to play a pivotal role in determining acquired resistance ("AR") to immune checkpoint blockade. We reported that aberrant IFN regulation in the setting of AR suggests that tumor cell intrinsic mechanisms have conferred a growth advantage despite the presence of immune-mediated pressure unleashed by PD-1/L1 antibody blockade. Analysis of transcripts progressively upregulated during acquisition of AR in vivo and transcripts upregulated by IFN exposure of isolated AR cell lines in vitro identified the E3 ubiquitin ligase TRIM7 as a candidate mediator of the AR phenotype. Interestingly, TRIM7 is required for cell proliferation downstream of KRAS signaling as well. We have developed small molecule inhibitors ("SMI") designed to the TRIM7 PRY/SPRY viral-pocket domain, where binding specificity was confirmed using mass spec analysis. These SMI suppressed proliferation of tumor cells as monotherapy both in vitro and in vivo using preclinical models, as reported during an oral presentation at the American Association for Cancer Research Annual Meeting in 2024. We are advancing lead TRIM7 inhibitors through pre-clinical development as future internal pipeline candidates in oncology.
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
For the nine months ended September 30, 2024 and 2023, our net loss was $56.7 million and $69.6 million, respectively. We have not been profitable since inception, and as of September 30, 2024, we had an accumulated deficit of $363.0 million and $90.1 million in cash and cash equivalents and investments. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
•continue to advance the preclinical development and initiate Phase 1 clinical development of our product candidate, SL-325;
•initiate nonclinical studies and clinical trials for additional product candidates that we may identify in the future, including potential bi-specific DR3 antagonist antibody product candidates;
•manufacture sufficient quantities of bulk drug substance and drug product to support our ongoing and planned nonclinical studies and clinical trials;
•maintain our operational, financial, and management systems;
•retain key personnel and infrastructure to support our nonclinical development, research and manufacturing, and future clinical development efforts;

•utilize our in-house process development and manufacturing capabilities;
•continue to develop, perfect, and defend our intellectual property portfolio; and
•incur additional legal, accounting, or other expenses in operating our business, including the additional costs associated with operating as a public company and expenses incurred in connection with ongoing and future litigation, if any.
We do not expect to generate significant product revenue unless and until we successfully complete development and obtain regulatory and marketing approval of, and begin to sell, one or more of our product candidates, if ever, which we expect will take several years. We expect to spend a significant amount in development and marketing costs prior to such time. We may never succeed in achieving regulatory and marketing approval for our product candidates. We may obtain unexpected results from our nonclinical studies and clinical trials. We may elect to discontinue, delay, or modify nonclinical studies and clinical trials of our product candidates. We may be adversely affected by inflationary pressures and the macroeconomic environment, which are beyond our control. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time as we can generate significant product revenue, if ever, we expect to continue to seek private or public equity and debt financing, and/or additional collaborations with third parties, to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our product candidates. In addition, we may not be profitable even if we commercialize any of our product candidates.
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
Components of our Results of Operations
Collaboration Revenue
We have no products approved for commercial sale, and we have not generated any revenue from commercial product sales. Our total revenue to date has been generated from our collaboration and research agreements with various third parties. Revenue recognized in 2024 was a result of collaboration agreements with Ono Pharmaceutical Co., Ltd ("Ono") and ImmunoGen, Inc. (“ImmunoGen”).
In February 2024, we entered into a collaboration and license agreement (the "Ono Agreement") pursuant to which we and Ono collaborated in the research and preclinical development of certain compounds selected by Ono from our pipeline of bifunctional fusion proteins directed toward a pair of prespecified targets for potential treatment of autoimmune and inflammatory diseases. Under the terms of the Ono Agreement, we were primarily responsible for carrying out research activities in accordance with a mutually agreed upon research plan.
Pursuant to the Ono Agreement, we granted Ono an exclusive option (the “Option”) to obtain an exclusive, sublicensable license to further research, develop, manufacture and commercialize products containing these specified bifunctional fusion proteins in any therapeutic area worldwide.
On September 30, 2024 Shattuck and Ono mutually agreed to terminate the Ono Agreement and Option pursuant to the terms of the agreement. We have completed all obligations under the agreement and have accordingly recognized $5.4 million in revenue pursuant to terms of the Ono Agreement including the $2.0 million paid for the Option. Additionally, in October 2024, the Company refunded a $1.6 million prepayment that was received in August 2024 for additional services to be performed under the Ono Agreement that was terminated before any of the additional services were performed.
As of September 30, 2024, we completed our obligations under the collaboration agreement with ImmunoGen (the “ImmunoGen Agreement”), and have recognized all revenue pursuant to the terms of that agreement.

Operating Expense
Research and Development Expense
Our research and development expenses consist primarily of costs incurred in connection with the discovery and development of our current and potential future product candidates. These expenses include:
•expenses incurred to conduct our clinical trials, including expenses associated with clinical trials of SL-172154 and the associated wind-down activities and any potential product candidates we may advance in the future, including SL-325;
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
The following table summarizes our research and development expenses by product candidate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
	(unaudited)		(unaudited)
SL-172154	$7,160	$10,596	$23,430	$22,929
Other pipeline compounds	3,210	6,075	8,845	14,359
Internal costs, including personnel related benefits, facilities and depreciation	5,943	7,540	19,541	21,795
	$16,313	$24,211	$51,816	$59,083
Research and development activities are central to our business model. Product candidates in earlier stages of development generally have lower development costs than those in later stages of development. We have discontinued clinical development of SL-172154 and are no longer conducting research activities performed under the Ono Agreement. We are now focused on the preclinical development of SL-325 and other DR3 targeted assets, and conducting additional research on other potential product candidates. As a result of these operational changes, we expect a decrease in operating expense year-over-year, primarily associated with a reduction in clinical development, manufacturing, and process development costs earmarked to SL-172154 and the reduction in costs associated with our workforce.
The process of conducting the necessary nonclinical and clinical research to obtain regulatory approval is costly and time consuming. The actual probability of success for our product candidates may be affected by a variety of factors including:
•the safety and efficacy of our product candidates;
•nonclinical data for our product candidates;
•investment in our pipeline;
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
We expect that our general and administrative expense may decrease in the future due to workforce reductions that occurred as a result of discontinuing clinical development of SL-172154. If any of our current or future product candidates advances to clinical development or obtains regulatory approval, we expect that we would incur increased expenses associated with building the appropriate general and administrative support for our increased research and development activities, or building a sales and marketing team, respectively.
Other Income
Other income consists of interest earned on our cash, cash equivalents and investments, which consists of amounts held in a money market fund and government obligations as well as investment fees and realized gain or losses on investments (if any).
Income Taxes
Since our inception, we have not recorded any income tax benefits for the net operating losses ("NOLs") we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized. Our NOLs and tax credit carryforwards have begun to expire in 2024. We have recorded a full valuation allowance against our deferred tax assets at each balance sheet date.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table sets forth our results of operations for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	Dollar	Percentage
	(unaudited)
Collaboration revenue	$2,997	$686	$2,311	336.9%
Operating expenses:
Research and development	16,313	24,211	(7,898)	(32.6)%
General and administrative	4,604	5,073	(469)	(9.2)%
Loss from operations	(17,920)	(28,598)	10,678	(37.3)%
Other income:
Other	1,245	1,057	188	17.8%
Net loss	$(16,675)	$(27,541)	$10,866	(39.5)%
Collaboration Revenue
Collaboration revenue increased by $2.3 million, or 336.9%, to $3.0 million for the three months ended September 30, 2024 from $0.7 million for the three months ended September 30, 2023. The increase in collaboration revenue was attributable to the research activities conducted pursuant to the Ono Agreement and recognition of the $2.0 million Option pursuant to the termination of the Ono Agreement. As of September 30, 2024 we have completed our obligations under the Ono and Immunogen agreements and have recognized all revenue pursuant to those agreements.
Research and Development Expense
Research and development expenses decreased by $7.9 million, or (32.6)%, to $16.3 million for the three months ended September 30, 2024 from $24.2 million for the three months ended September 30, 2023. The decrease in research and development expenses was primarily a result of a decrease in SL-172154 costs related to the good manufacturing practice ("GMP") manufacture of clinical trial material of $5.1 million, a 3.1 million decrease in our pipeline research, and a decrease in employee-related costs of $1.4 million, partially offset by increased clinical activity for SL-172154 of $1.7 million.
General and Administrative Expense
General and administrative expenses decreased by $0.5 million, or (9.2)%, to $4.6 million for the three months ended September 30, 2024 from $5.1 million for the three months ended September 30, 2023 as a result of a decrease in employee related cost.
Results of Operations
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table sets forth our results of operations for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	Dollar	Percentage
	(unaudited)
Collaboration revenue	$5,721	$943	$4,778	506.7%
Operating expenses:
Research and development	51,816	59,083	(7,267)	(12.3)%
General and administrative	14,831	14,866	(35)	(0.2)%
Loss from operations	(60,926)	(73,006)	12,080	(16.5)%
Other income:
Other	4,195	3,395	800	(23.6)%
Net loss	$(56,731)	$(69,611)	$12,880	(18.5)%
Collaboration Revenue
Collaboration revenue increased by $4.8 million, or 506.7%, to $5.7 million for the nine months ended September 30, 2024 from $0.9 million for the nine months ended September 30, 2023. The increase in revenue was primarily attributable to research activities performed pursuant to the Ono Agreement, recognition of the $2.0 million Option pursuant to the termination of the Ono Agreement and continued clinical activities pursuant to the ImmunoGen Agreement. As of September 30, 2024 we have completed our obligations under the Ono and ImmunoGen agreements and have recognized all revenue pursuant to those agreements.
Research and Development Expense
Research and development expenses decreased by $7.3 million, or (12.3)%, to $51.8 million for the nine months ended September 30, 2024 from $59.1 million for the nine months ended September 30, 2023. The decrease in research and development expenses was primarily a result of a decrease in expenses of $9.6 million related to preclinical research activities associated with potential product candidates and a decrease in employee-related costs $2.1 million, partially offset by an increase in the preclinical development activities associated with our DR3 programs, including SL-325, and other potential product candidates and work performed under the Ono agreement of $4.0 million, and an increase in SL-172154 clinical expense of $0.4 million.

General and Administrative Expense
General and administrative expenses remained flat for the nine months ended September 2024 compared to the nine months ended September 2023.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our common stock, pre-funded warrants, convertible preferred stock and convertible notes, and through our collaboration and research agreements with various third parties.
In July 2022, we entered into a sales agreement ("the Sales Agreement") with Leerink Partners LLC (formerly known as SVB Securities LLC) (the "Sales Agent") pursuant to which we may offer and sell up to $75.0 million of shares of our common stock from time to time in an at-the-market facility (the "ATM Facility"). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of September 30, 2024, there were no sales pursuant to the ATM Facility.
Capital Resources and Funding Requirements
Our primary uses of cash and cash equivalents and investments are to fund our operations, which consist primarily of research and development expenditures related to our programs, product development costs, research expenses, administrative support, and capital expenditures related to bringing in-house certain process development and manufacturing capabilities and working capital requirements. We anticipate incurring additional net losses and negative cash flows from operations in the near future until such time, if ever, that we can generate significant sales of our product candidates currently in development. Our future funding requirements will depend on many factors, including:
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
We believe that our cash and cash equivalents and investments as of September 30, 2024 are sufficient to fund projected operations into 2027.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
	(unaudited)
Net cash used in operating activities	$(43,145)	$(61,809)
Net cash provided by (used in) investing activities	(39,511)	55,008
Net cash provided by financing activities	859	54
Net decrease in cash and cash equivalents	$(81,797)	$(6,747)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities was $43.1 million and primarily reflected our net loss of $56.7 million, offset by $4.3 million in net changes to our operating assets and liabilities, and net noncash operating charges of $9.3 million for stock-based compensation, depreciation expense, accretion of investments and non-cash operating lease expense. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.
During the nine months ended September 30, 2023, net cash used in operating activities was $61.8 million and primarily reflected our net loss of $69.6 million offset by noncash charges of $7.8 million in stock-based compensation, depreciation expense, amortization of investments and operating lease expense.
Net Cash Provided by (Used in) Investing Activities
During the nine months ended September 30, 2024, net cash used in investing activities was $39.5 million, as a result of the net change in investments of $39.5 million.
During the nine months ended September 30, 2023, net cash provided by investing activities was $55.0 million, of which $55.4 million was the net change in investments, offset by $0.4 million in purchases of property and equipment.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2024, net cash provided by financing activities was $0.9 million and was primarily from $1.3 million in cash received for the exercise of stock options and purchases pursuant to our employee stock purchase plan offset by taxes paid related to net share settlement of equity awards of $0.5 million.
During the nine months ended September 30, 2023, minimal cash was provided by financing activities.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of the year ending December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC before making an investment decision. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, reputation, or results of operations. In such case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment. It is not possible to predict or identify all such risks; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
Summary of Key Risk Factors
•We are a preclinical-stage biotechnology company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale, have never generated revenue from product sales, and may never achieve or maintain profitability.

•We will require additional funding in order to complete development of our product candidate(s), including SL-325, and commercialize our products, if approved. Additional funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs and any future clinical trials, our efforts to access manufacturing capacity, and any commercialization efforts.
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
•Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•We are substantially dependent on the success of our product candidate, SL-325, and our anticipated clinical trials of such product candidate may not be successful.
•Our product candidate(s) are in preclinical stages of development and may fail in development or suffer delays. We depend on the successful initiation and completion of clinical trials for our product candidates to advance our product development plans.
•Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidate(s) or any future product candidates, which would prevent or delay or limit both the scope of regulatory approval and our ability to successfully commercialize.
•Preclinical and clinical development is a lengthy and expensive process that is subject to delays and uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If preclinical studies and clinical trials of our product candidate(s) are prolonged or delayed, we may be unable to obtain required regulatory approvals, and, therefore, be unable to complete the development of and commercialize our product candidate(s) on a timely basis or at all.
•We may not be successful in our efforts to identify or discover additional product candidates.
•We face competition from entities that have developed or may develop programs for the diseases addressed by product candidates developed by us.
•Our product candidate(s) may have serious adverse, undesirable, or unacceptable side effects or other properties that may delay or prevent marketing approval.
•If we experience delays or difficulties initiating clinical trial sites or enrolling patients in our planned clinical trials, our research and development efforts, business, financial condition, and results of operations could be materially and adversely affected.
•The development and commercialization of biopharmaceutical products is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidate(s) on a timely basis, if at all, our business will be substantially harmed. We operate in highly-competitive and rapidly-changing industries, which may result in others discovering, developing, or commercializing competing products before or more successfully than we do.
•We rely on third parties to supply raw materials and to manufacture our product candidate(s). The manufacture of our product candidate(s) is complex and our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidate(s) for clinical trials or, if approved, for commercial sale.
•Our success depends upon our ability to obtain and maintain patents and other intellectual property rights to protect our technology, including SL-325, methods used to manufacture those product candidate(s), formulations thereof, and the methods for treating patients using those product candidate(s).
•Economic downturns, inflation, fluctuating interest rates, natural disasters, public health crises such as pandemics or other events could materially and adversely affect our business operations, workforce, product development activities, research and development activities, preclinical and clinical trials, and financial condition.

Risks Related to Our Business, Our Financial Condition and Capital Requirements
We are a preclinical-stage biotechnology company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale, have never generated revenue from product sales, and may never achieve or maintain profitability.
We are a preclinical stage biotechnology company and will need to raise substantial additional capital to continue to fund our operations in the future. We have based our estimates on assumptions that may prove to be wrong, and could exhaust our available financial resources sooner than we currently anticipate.
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant operating losses since inception. For the nine months ended September 3, 2024 and 2023, we reported a net loss of $56.7 million and $69.6 million, respectively. As of September 330, 2024, we had an accumulated deficit of $363.0 million. We expect to continue to incur significant operating losses for the foreseeable future, including as our product candidate(s) enter clinical trials. We expect to invest significant funds into the research and development of our current programs to determine the potential to advance product candidate(s) to regulatory approval. To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We may never succeed in these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:
•continue the preclinical development and initiate the clinical development of our lead product candidate, SL-325;
•continue efforts to discover and develop new product candidates;
•continue the manufacturing of our product candidate(s) or increase volumes manufactured by third parties;
•initiate additional preclinical and nonclinical studies or clinical trials for our product candidate(s);
•seek regulatory and marketing approvals for our product candidate(s)
•establish a sales, marketing, and distribution infrastructure to commercialize any products for which it may obtain marketing approval and market for ourselves;
•see to maintain, protect, and expand our intellectual property portfolio; and
•experience any delays or encounter issues with the development and potential regulatory approval of our clinical and product candidate(s) such as safety issues, manufacturing delays, clinical trial accrual delays, longer follow-up for planned studies or trials, additional major studies or trials, or supportive trials necessary to support marketing approval.
We will require additional funding in order to complete development of our product candidate(s), including SL-325, and commercialize our products, if approved. Additional funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs and other operations.
Based on our current business plans, we estimate that our existing cash and cash equivalents and investments will enable us to fund our operating expenses into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may materially and adversely affect the development of our product candidates. Our ability to raise additional funds will depend on financial, economic, and market conditions and other factors, over which we may have no or limited control. Additional funds may not be available when we need them, on terms that are acceptable to us or at all.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidate(s).
If we raise additional capital through the sale of equity, including through our “at-the-market” offerings (the “ATM Facility”), or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends, which could materially and adversely impact our ability to conduct our business.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our research programs or product candidate(s) or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market product candidate(s) that we would otherwise prefer to develop and market ourselves.
Our ability to compete depends on retaining our key personnel and recruiting additional qualified personnel.
Our success depends upon the continued contributions of our key management, scientific, and technical personnel, many of whom have been instrumental for us and have substantial experience with our product candidate(s) and related technologies. Although we have employment agreements with certain of our key employees, including our Chief Executive Officer, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice.
In the future, we expect to experience periods of growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical operations, business development, manufacturing, regulatory affairs, quality assurance, human resources, legal, accounting and finance, and, ultimately, sales and marketing. The competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled scientific, technical, and managerial employees. If our recruitment and retention efforts are unsuccessful, when needed, in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.
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
Risks Related to the Development and Clinical Testing of Our Product Candidates
We are substantially dependent on the success of our lead product candidate, SL-325, and our anticipated clinical trials of such product candidate(s) may not be successful.
Our lead product candidate, SL-325, is in preclinical development, and if that product candidate is not successful, our business could be materially impacted. While we have other preclinical programs, there is no guarantee that these programs will advance into clinical development. Our future success is substantially dependent on our ability to develop and timely obtain marketing approval for, and then successfully commercialize, SL-325. We are investing the majority of our efforts and financial resources into the research and development of SL-325 and other DR3 antagonists, including bispecific antibodies targeting DR3 together with another biologically relevant target.
Our pipeline candidates are in the early stages of development and will require substantial preclinical and clinical development and testing, manufacturing process development, improvement and validation, and regulatory approval prior to commercialization and before we generate any revenues from product sales. The success of our product candidate(s) will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator.
Of the large number biologics and drugs in development in the pharmaceutical industry, only a small percentage result in the submission of a biologics license application (“BLA”) to the FDA or marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”), and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market any of our product candidates, any such approval may be subject to limitations on the indicated uses for which we may market the product, or limitations related to its distribution, or be conditional on future development activities and clinical results. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, there can be no assurance that any of our product candidates will be successfully developed or commercialized. If we or any of our future development partners are unable to develop, or obtain regulatory approval, or, if approved, successfully commercialize, any of our product candidates, we may not be able to generate sufficient revenue to continue the operation of our business.
Our product candidate(s) are in preclinical stages of development and may fail in development or suffer delays. We depend on the successful initiation and completion of clinical trials for our product candidate(s) to advance our product development plans.
We have no products on the market, and our product candidate(s) are in preclinical stages of development and have not been tested in humans. As a result, we expect it will be years before we can obtain regulatory approval for and commercialize any product candidate, if ever. We must initiate and complete clinical trials that demonstrate the safety and efficacy of our product candidates in humans, and we do not yet know if our lead product candidate, SL‑325, will be safe or effective in humans. Clinical testing is expensive, difficult to design and implement, and can take years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
Preclinical and clinical development is a lengthy and expensive process that is subject to delays and uncertain outcomes, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results. If preclinical studies and clinical trials of our product candidate(s) are prolonged or delayed, we may be unable to obtain required regulatory approvals, and, therefore, be unable to complete the development of and commercialize our product candidate(s) on a timely basis or at all.
It is impossible to predict when or if any of our product candidate(s) will prove safe and effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate(s) in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and a failure can occur at any time or stage of the preclinical study or clinical trial process. Additionally, there is no guarantee that our IND filing(s) will be accepted by the FDA, or comparable foreign regulatory authorities, or that these filings(s) will be accepted within our expected timelines. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. The design of a clinical trial can determine whether its results will support approval of a product candidate, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their compounds and product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, the results of our preclinical animal studies, including our non-human primate studies, may not be predictive of the results of outcomes in subsequent clinical trials on human subjects. Product candidates in clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the independent institutional review boards of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial, or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our product candidate(s) beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidate(s), if the results of these trials are not positive or are only moderately positive, or if there are safety concerns, our business and results of operations may be materially and adversely affected, and we may incur significant additional costs.
Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates or any future product candidates, which would prevent, delay or limit both the scope of regulatory approval and our ability to successfully commercialize.
To obtain the requisite regulatory approvals to market and sell any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our compounds and investigational drug products are safe and effective for use in each targeted indication in humans. Clinical testing is expensive and takes many years to complete, and its outcome is inherently uncertain. The process of obtaining regulatory approval is expensive, often taking many years following the commencement of clinical trials, and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications, patient population, and regulatory agency.
Clinical trials that we conduct may not demonstrate the efficacy and safety that is necessary to obtain regulatory approval to market our product candidate(s). If the results of our future clinical trials are inconclusive with respect to the efficacy of our product candidate(s), if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidate(s), we may be delayed in obtaining marketing approval, if at all. Additionally, any safety concerns observed in any one of our future clinical trials could limit the prospects for regulatory approval of that product candidate or other product candidates in any indications. Even if our clinical trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we are able to submit our product candidate(s) for approval. Moreover, results that are acceptable to support approval in one jurisdiction may be deemed inadequate to support regulatory approval in other jurisdictions. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate in a manner that does not meet our expectations, which limitations may reduce its commercial potential.
We may not be successful in our efforts to identify or discover additional product candidates.
The success of our business depends primarily upon our ability to identify, develop and commercialize products. Our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. For example, our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to lack efficacy, have harmful side effects, or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.
If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that may ultimately prove to be unsuccessful.
We face competition from entities that have developed or may develop programs for the diseases addressed by product candidate(s) developed by us.
The development and commercialization of drugs is highly competitive. Product candidate(s) developed by us, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of biopharmaceutical companies as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals, and marketing than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, recruiting participants for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidate(s).
Our competitors have developed, are developing or will develop programs and processes competitive with our programs and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy, dosing and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than the products we develop, or if our competitors develop competing products or if biosimilars enter the market more quickly than we do and are able to gain market acceptance.
Our product candidate(s) may have serious adverse, undesirable, or unacceptable side effects or other properties that may delay or prevent marketing approval and our ability to market and derive revenue from our product candidate(s) could be compromised.
Undesirable side effects that may be caused by our product candidate(s) could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Our lead product candidate, SL-325 has not been tested in humans, and we do not yet know if it will have serious, undesirable, or unacceptable side effects. Results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and/or prevalence of side effects. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign authorities could order us to cease further development or deny approval of our product candidate(s) for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and results of operations.

Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and severe side effects of our product candidate(s) may only be uncovered with a significantly larger number of patients exposed to the product candidate.
If we experience delays or difficulties initiating clinical trial sites or enrolling patients in our planned clinical trials, our research and development efforts, business, financial condition, and results of operations could be materially and adversely affected.
We have not yet initiated clinical trials for our lead product candidate, SL-325. Successful and timely completion of our planned clinical trials will require that we initiate our clinical trial sites in a timely manner and enroll a sufficient number of patient candidates. Trials may be subject to delays for a variety of reasons, including as a result of delays to clinical trial site start up and initiation, patient enrollment taking longer than anticipated, fewer than expected patients who meet enrollment eligibility criteria, patient withdrawal, or AEs. Our clinical trials may compete with other clinical trials that are in the same therapeutic areas as our product candidate(s) and/or that seek to enroll the same specific patient populations as our clinical trials, which reduces the number and types of patients available to us. We may also compete with head-to-head clinical trials, in which patients may prefer to participate, which may further reduce the number of patients available to us.
If we are unable to initiate or adequately enroll our clinical trial sites, our clinical trials may be delayed. Receiving approval for and establishing clinical trial sites in other countries may be more challenging or lengthy than in the United States. As a result of any of the aforementioned factors, we may in the future decide to use clinical trial sites in other parts of the world. It may be more difficult to control international clinical trials and the results may be less reliable. In addition, if the international clinical trial was conducted in a country with lower quality healthcare than in developed countries, the patients may experience side effects not experienced by patients in developed countries.
Delays in the completion of any clinical trial of our product candidate(s) will increase our costs, slow down our product candidate development and approval process, and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidate(s).
We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial resources, we focus our research and development efforts on certain selected product candidate(s), including SL-325. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Risks Related to Our Regulatory Environment
The development and commercialization of biopharmaceutical products is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidate(s) on a timely basis, if at all, our business will be substantially harmed.
The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting (including the submission of safety and other post-marketing information and reports), and other possible activities relating to our product candidate(s) are subject to extensive regulation by the FDA and by comparable regulatory authorities outside the United States. Obtaining approval of a BLA can be a lengthy, expensive, and uncertain process, and as a company we have no experience with the preparation of a BLA submission or any other application for marketing approval. This lengthy approval process may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. See “Business-Government Regulation-BLA Submission and Review” in our Annual Report on Form 10-K.
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
If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials, restrictions on the manufacturing process, warning or untitled letters, civil and criminal penalties, injunctions, product seizures, detentions or import bans, voluntary or mandatory publicity requirements and imposition of restrictions on operations, including costly new manufacturing requirements. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidate(s) and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.
Our product candidates for which we intend to seek approval as biologics may face competition sooner than anticipated.
The Patient Protection and Affordable Act, as amended by the Healthcare and Education Reconciliation Act (the “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.
We believe that our product candidate(s) approved as biologics under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidate(s) to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
We may not be able to meet requirements for the chemistry, manufacturing and control of our programs.
In order to receive approval of our products by the FDA and comparable foreign regulatory authorities, we must show that we and our CMO partners are able to characterize, control and manufacture our drug products safely and in accordance with regulatory requirements. This includes manufacturing the active ingredient, developing an acceptable formulation, manufacturing the drug product, performing tests to adequately characterize the formulated product, documenting a repeatable manufacturing process, and demonstrating that our drug products meet stability requirements. Meeting these chemistry, manufacturing and control requirements is a complex task that requires specialized expertise. We are currently developing the manufacturing process for our lead product candidate, SL‑325 and we have not yet transferred a manufacturing process for our lead product candidate, SL-325, to a third-party CMO, and if we are not able to meet the chemistry, manufacturing and control requirements, we may not be successful in getting our products, including SL-325, approved.
Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.
The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including disruptions caused by government shutdowns, changes in leadership at FDA and/or the department of health and human services, and public health crises. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidate(s) or additional pricing pressures. In August 2022, President Biden signed into law the IRA, which, among other provisions, included several measures intended to lower the cost of prescription drugs and enact related healthcare reforms. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.
Our business operations and current and future relationships with healthcare professionals, principal investigators, consultants, vendors, customers, and third-party payors are subject to applicable healthcare laws, which could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our product candidate(s), if approved. See “Business-Government Regulation-Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for a more detailed description of the laws that may affect our ability to operate.

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
Risks Related to Our Dependence on Third Parties
We rely on third parties to supply raw materials and to manufacture our product candidate(s). The manufacture of our product candidate(s) is complex and our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidate(s) for clinical trials or, if approved, for commercial sale.
The process of manufacturing our current and future product candidates is complex and highly regulated. We do not currently own or operate any cGMP manufacturing facilities, and we do not currently have any in-house cGMP manufacturing capabilities. Consequently, we expect to rely on third-party contract manufacturers to produce sufficient quantities of our current and future product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards. We have not yet transferred the manufacturing process for our lead product candidate, SL-325, to a third-party contract manufacturer and there can be no assurance that a manufacturer will be able to successfully produce satisfactory product on a timely basis. With legacy programs in the past, the manufacture of our product candidates by third-party manufacturers has, in the normal course of business, been negatively impacted by equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. If we are unable to successfully and timely produce sufficient supply of our current and future product candidates, our planned clinical trials may be delayed and materially and adversely harm our business.
As part of our process development efforts, we also may make changes to our manufacturing processes at various points during development for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. We have invested in an in-house process development pilot plant to reduce our reliance on third parties for our process development efforts, however we cannot guarantee that these efforts will result in useful changes to our manufacturing processes. Any changes to our manufacturing processes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidate(s) to perform differently and affect the results of our ongoing clinical trials or future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials.
In addition, the FDA and other regulatory authorities require that our product candidate(s) be manufactured according to cGMPs and similar foreign standards relating to methods, facilities, and controls used in the manufacturing, processing, packing, storage, and distribution of the product, which are intended to ensure that biological products are safe and that they consistently meet applicable requirements and specifications. We are dependent on third parties for all of these activities, and we have limited ability to prevent or control the risk that such activities will not be in compliance with cGMP. In addition, the storage and distribution of our product candidate(s) for use in clinical trials is subject to extensive regulation by the FDA and other regulatory authorities. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidate(s) in a timely manner, could lead to a delay in our clinical trials and development efforts, or a delay in or failure to obtain regulatory approval of any of our product candidate(s).
Pharmaceutical manufacturers are also subject to extensive oversight by the FDA and comparable regulatory authorities in other jurisdictions, which include continual review and periodic unannounced and announced inspections by the FDA to assess compliance with cGMP requirements. If an FDA inspection of a manufacturer’s facilities reveals conditions that the FDA determines not to comply with applicable regulatory requirements, the FDA may issue observations through a Notice of Inspectional Observations, commonly referred to as a “Form FDA 483” report. If observations in the Form FDA 483 report are not addressed in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter or proceed directly to other forms of enforcement action. Any failure by one of our contract manufacturers to comply with cGMP or to provide adequate and timely corrective actions in response to deficiencies identified in a regulatory inspection could result in further enforcement action that could lead to a shortage of products and harm our business. The failure of a manufacturer to address any concerns raised by the FDA or foreign regulators could also lead to plant shutdown or the delay or withholding of product approval by the FDA in additional indications, or by foreign regulators in any indication. Moreover, if the FDA determines that our third-party manufacturers are not in compliance with applicable laws and regulations, including those governing cGMPs, the FDA may deny BLA approval until the deficiencies are corrected or we replace the manufacturer in our BLA with a manufacturer that is in compliance. Certain countries may impose additional requirements on the manufacturing of drug products or drug substances, and on manufacturers, as part of the regulatory approval process for products in such countries. The failure by our third-party manufacturers to satisfy such requirements could impact our ability to obtain or maintain approval of our products in such countries.
We rely, and expect to continue to rely, on third parties to conduct preclinical studies, nonclinical studies, and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory authorizations or approvals required to develop or commercialize our product candidate(s) and our business could be materially and adversely affected.
We have relied, and plan to continue to rely, upon third parties, including independent clinical investigators and third-party CROs, to help establish and conduct certain preclinical studies, nonclinical studies, and future clinical trials and to monitor, record, and manage data for our ongoing preclinical and nonclinical programs and future clinical programs. We currently and in future expect to rely on these parties for execution of certain preclinical studies and clinical trials, and control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing, and completion of these preclinical studies, nonclinical studies, and clinical trials and the management of data developed through these preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. If we or any of these third parties fail to comply with applicable good laboratory practice, or good clinical practice regulations, such data may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or nonclinical studies, or clinical trials before approving our marketing applications. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
There is a limited number of third-party service providers that specialize in or have the expertise required to achieve our business objectives. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or to do so in a timely manner or on commercially reasonable terms. If the third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines; if they need to be replaced; or if the quality or accuracy of the preclinical, nonclinical, or clinical data they obtain is compromised due to the failure to adhere to our preclinical or clinical protocols, regulatory requirements, or for other reasons, our preclinical studies, nonclinical studies, or clinical trials may be extended, delayed, or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidate(s).
We may not realize the benefits of any future collaborative or licensing arrangement, and if we fail to enter into new strategic relationships our business, financial condition, commercialization prospects, and results of operations may be materially and adversely affected.
We have in the past entered into, and may decide in the future to enter into, collaborations with pharmaceutical or biopharmaceutical companies for the development and potential commercialization of our product candidate(s). We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue, or specific net income that justifies such transaction. We may not be able to control the amount and timing of resources that is required of us to complete our development obligations or that the collaboration partner devotes to the product development or marketing programs. We also may not be able to ensure that our collaboration partner adequately protects and does not misuse our intellectual property. We and our future collaboration partner may disagree regarding the research plan or the development plan for product candidate(s) on which we are collaborating and disputes could arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidate(s) or that result in costly litigation or arbitration that diverts management attention and resources. If our strategic collaborations do not result in the successful development and commercialization of product candidate(s) or if one of our collaborators fails to act under the collaboration agreement or terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. In addition, if a collaboration is terminated, it may result in a need for additional capital to pursue further development or commercialization of the applicable product candidate(s). If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate such products or business into our existing operations and company culture.
If we are unable to obtain sufficient raw and intermediate materials on a timely basis or if we experience other supply difficulties, our business may be materially and adversely affected.
We work closely with our suppliers to ensure the continuity of supply of raw and intermediate materials but cannot guarantee these efforts will always be successful. We have experienced, and may continue to experience in the future, raw and intermediate materials supply shortages, which has contributed to manufacturing delays and impacted the progress of our clinical trials. Further, while we work to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier, and there can be no assurance that we will be able to quickly establish additional or replacement sources for some materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our product candidate(s) in a timely or cost-effective manner and could delay completion of our early-stage clinical trials, product testing, and potential regulatory approval of our product candidate(s).
Risks Related to Intellectual Property and Information Technology
Our success depends upon our ability to obtain and maintain patents and other intellectual property rights to protect our technology, including SL-325, methods used to manufacture those product candidate(s), formulations thereof, and the methods for treating patients using those product candidate(s).
The prosecution, enforcement, defense, and maintenance of intellectual property rights is often challenging, costly, and uncertain. Contributors to these challenges and uncertainty include the early stage of our products and our intellectual property portfolio development; the unpredictability of what patent claim scope will ultimately be issued to protect our products and how the law will change or develop as to scope, length, and enforcement of patent protection; the competitive and crowded inflammatory and autoimmune space; complicated and unforgiving procedural, documentary, and fee requirements of the U.S. PTO, and foreign patent offices; lack of perfect visibility into what our competitors are doing and the patent claim scope they are obtaining; lack of perfect ability to determine what prior art may exist; and the expense and time consuming nature of patent portfolio development across relevant jurisdictions. For at least these reasons, the issuance, scope, validity, enforceability, and commercial value of our current or future patent rights are highly uncertain. We cannot be sure that patent coverage will issue, or will be maintained, to protect our products in some or all relevant jurisdictions. We cannot be sure that we will not encounter freedom-to-operate challenges in the development and commercialization of our product candidate(s). We cannot be sure our trademarks and trade names are sufficient to build name recognition in our markets of interest. We cannot be sure our measures to protect our trade secrets will be sufficient. Failure to protect or enforce these rights adequately could harm our ability to develop and market our product candidate(s) and could impair our business.
Others may challenge our patents or other intellectual property as invalid or unenforceable.
Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Even if patents do successfully issue and even if such patents cover our product candidate(s) and extend for a commercially-relevant time, third parties may initiate invalidity, non-infringement, opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation actions in court, before patent offices, or similar proceedings challenging the validity, inventorship, ownership, enforceability, or scope of such patents, which may result in the patent claims being narrowed, invalidated, held unenforceable, or circumvented. Such challenges and potential negative results could materially and adversely affect our business.
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
Our commercial success depends, in part, on our ability to develop, manufacture, market, and sell our product candidate(s) without infringing or otherwise violating the intellectual property and other proprietary rights of third parties.
Others may accuse us of infringing their intellectual property. Contested proceedings are lengthy, time consuming, and costly, and we cannot guarantee that our operations and activities do not, or will not in the future, infringe existing or future patents. We also cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims, or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to our product candidate(s) or necessary for the commercialization of our product candidate(s) in any jurisdiction. Furthermore, we may be subject to third-party claims asserting that our employees, consultants, contractors, collaborators, or advisors have misappropriated or wrongfully used or disseminated their intellectual property, or claiming ownership of what we regard as our own intellectual property. These and related risks to defending against third-party claims may materially and adversely affect our business.
Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make, use, and sell our product candidate(s). We do not always conduct independent reviews of pending patent applications of and patents issued to third parties. As such, there may be applications of third parties now pending or recently revived patents of which we are unaware.

Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidate(s). We may incorrectly determine that our product candidate(s) are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidate(s). We cannot provide any assurances that third-party patents do not exist that might be enforced against our current technology, including our platform technologies, product candidate(s) and their respective methods of use, manufacture, and formulations thereof, and could result in either an injunction prohibiting our manufacture, future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.
We rely, in part, on in-licensed patents and other intellectual property rights to develop and commercialize our product candidate(s). We may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.
Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our methods or product candidate(s) or elements thereof, our manufacture or uses relevant to our development plans, our product candidate(s) or other attributes of our product candidate(s), or our compounds, including SL-325. In such cases, we may not be in a position to develop or commercialize product candidate(s) unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, which can be expensive and time-consuming, or we may have to enter into a license agreement with the intellectual property right holder, which may not be available on commercially reasonable terms, if at all.
There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidate(s). Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidate(s). The target of our product candidate(s) has also been the subject of research by many companies that have filed patent applications or have patents related to such target and therapeutics methods related to that target.
Disputes may arise with our licensors of patents and other intellectual property rights. We may yet need to obtain licenses from others for continued development and commercialization of our product candidate(s), and we may be unable to secure those licenses on commercially reasonable terms or at all. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use, or sell our product candidate(s), the growth of our business will likely depend in part on our ability to acquire, in-license, maintain, or use these proprietary rights. The inability to obtain any third-party license required to develop or commercialize any of our product candidate(s) could cause us to abandon any related efforts, which could seriously harm our business and operations.
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
We may depend on intellectual property licensed from third parties and if we fail to comply with our obligations under any license or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidate(s) or we could lose certain rights to grant sublicenses.
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
We may enjoy only limited geographical protection with respect to certain patents and may not be able to protect our intellectual property rights throughout the world.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:
•others may be able to make product candidates similar to our product candidate(s) but that are not covered by the claims of the patents that we own or have exclusively licensed;
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
•third parties performing manufacturing or testing for us using our product candidate(s) or technologies could use the intellectual property of others without obtaining a proper license; and
•we may not develop additional technologies that are patentable.
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
Periodic maintenance and annuity fees on any issued patent are due to be paid to the U.S. PTO and foreign patent agencies in several stages over the lifetime of the patent. The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process and in order to maintain the patent once issued. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents within prescribed time limits. If we fail to maintain the patents and patent applications covering our product candidate(s) or if we otherwise allow our patents or patent applications to be abandoned or lapse, our competitors might be able to enter the market, which would have a material and adverse effect on our business.

Our information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches, which could materially and adversely affect our business.
In the ordinary course of our business, we collect, store, and transmit large amounts of confidential information in digital form. Despite the implementation of security measures, our information technology systems and data, and those of our current or future CROs or other contractors and consultants, are vulnerable to compromise or damage from computer hacking, malicious software, fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. While we continue to make investments to improve the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Although, to our knowledge, we have not experienced any material cybersecurity incident to date, if such an event were to occur, it could seriously harm our development programs and our business operations or subject us to litigation or regulatory actions taken by governmental authorities. See Part I, Item 1. “Business-Government Regulation-Data Privacy and Security” and Part I, item 1C. “Cybersecurity” in our Annual Report on Form 10-K. Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price, stockholder value, and financial condition. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections, and paying increased insurance premiums.
In addition, because we collect, store and transmit confidential information in digital form, we, and third parties who we work with, are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations. See the section titled “Business-Government Regulation-Data Privacy and Security” in our Annual Report on Form 10-K for a more detailed description of the laws that may affect our ability to operate.
Risks Related to Ownership of Our Common Stock
Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors.
The market price of our common stock may be highly volatile and may fluctuate significantly as a result of a variety of factors, some of which are related in complex ways and many of which are beyond our control, including the factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. In addition, the stock market in general, and The Nasdaq Stock Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. We have in the past been subject to securities class action litigation following periods of volatility in the market price of our securities. While this litigation was settled, if any similar litigation was instituted in the future, it could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. See the discussion of Legal Proceedings in Part II, Item 1 of this Form 10-Q.
Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.
As of November 14th, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
General Risk Factors
Our business could be adversely affected by economic downturns, inflation, fluctuating interest rates, natural disasters, public health crises, such as pandemics, political crises, geopolitical events, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, fluctuating interest rates, and uncertainty about economic stability. For example, fluctuating interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending, and ongoing military conflicts throughout the world have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
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
Our cash held in non-interest-bearing and interest-bearing accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. The FDIC may not make all account holders whole in the event of bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed.

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
The trading market for our common stock depends in part upon research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. As we have experienced in the past, if any analyst who may cover us in the future were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline. In addition, the price of our common stock could decline if one or more analysts downgrade our stock or issue inaccurate or other unfavorable commentary or research.
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
We may become exposed to costly and damaging liability claims, either when testing a product candidate(s) in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. While we currently have no products that have been approved for commercial sale, the future use of a product candidate(s) in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims may be made by patients that use the product, healthcare providers, pharmaceutical companies, or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially and adversely affect the market for our product candidate(s) or any prospects for commercialization of our product candidate(s). Although we currently maintain adequate product liability insurance for our product candidate(s), it is possible that any liabilities could exceed our insurance coverage or that in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K).

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

Shattuck Labs, Inc.

Date: November 14, 2024	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: November 14, 2024	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)