Form 10-K
period 2024-12-31
Shattuck Labs, Inc.
filed 2025-03-27
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, was approximately $102,096,000 based on the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 17, 2025, the registrant had 47,899,240 shares of common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2025, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

Auditor Firm ID:	185	Auditor Name:	KPMG LLP	Auditor Location:	Austin, TX, USA

SHATTUCK LABS, INC.
TABLE OF CONTENTS

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to products and markets, and business trends and other information referred to under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “develop”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts, and reflect our current views with respect to future events, outcomes or results. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.
There are a number of risks, uncertainties and other factors that could cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from the forward-looking statements expressed or implied in this Annual Report on Form 10-K. Such risks, uncertainties and other factors include, among others, the following:
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
•the scope of protection we are able to establish and maintain for intellectual property rights covering our technology;
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
•our financial performance;
•developments relating to our competitors and our industry, including competing product candidates and therapies; and
•economic downturns, inflation, fluctuating interest rates, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, natural disasters, public health crises, such as pandemics, political crises, geopolitical events, or other macroeconomic conditions.
There may be other risks, uncertainties, and other factors that may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from the forward-looking statements expressed or implied in this Annual Report on

Form 10-K, including factors disclosed under the sections entitled in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks, uncertainties and other factors.
We caution you that the risks, uncertainties, and other factors referred to above and elsewhere in this Annual Report on Form 10-K may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks emerge from time to time. It is not possible for our management to predict all risks. In addition, we cannot assure you that we will realize the results, outcomes, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way we expect.
Any forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date hereof and not of any future date, and we expressly disclaim any intent to update any forward-looking statements, whether as a result of new information, future developments, future events, changes in assumptions or otherwise.

Part I.
In this Annual Report on Form 10-K, unless the context requires otherwise, references to “we,” “us,” “our,” “Shattuck Labs,” “Shattuck,” or the “Company” refer to Shattuck Labs, Inc. Additionally, references to our “Board” refer to the board of directors of Shattuck Labs, Inc.
Item 1. Business
Overview
We are a biotechnology company specializing in the development of potential treatments for inflammatory and immune-mediated diseases. We are developing a potentially first-in-class antibody for the treatment of inflammatory bowel disease ("IBD") and other inflammatory and immune-mediated diseases. Our expertise in protein engineering and the development of novel tumor necrosis factor ("TNF") receptor therapeutics come together in our lead program, SL-325, which we believe could be a first-in-class death receptor 3 ("DR3") antagonist antibody.
SL-325 is a high-affinity DR3 blocking monoclonal antibody. In our head-to-head preclinical studies, SL-325 blocked TL1A binding to DR3 better than sequence equivalents of leading TL1A blocking antibodies. We believe that the underlying biological differences in the expression of DR3 and TL1A, and the design characteristics of SL-325, may allow SL-325 to achieve best-in-class clinical remission rates in patients with IBD due to a more complete and durable blockade of the clinically validated DR3/TL1A pathway.
TL1A is the sole known signaling ligand for DR3, and TL1A does not signal through any other receptors. Thus, we believe that the clinical safety profile of TL1A blocking antibodies generated to date in clinical trials conducted by other parties derisks the clinical safety profile for DR3 blockade. The lack of toxicity of SL-325 in our recently completed non-human primate (“NHP”) toxicology study also suggests a potentially favorable clinical safety profile. We engineered SL-325 to lack any Fc gamma receptor binding function, and SL-325 has not shown any evidence to date of antibody dependent cellular cytotoxicity or cellular phagocytosis, which further supports a potentially derisked safety profile. We have demonstrated that SL-325 binds an epitope on DR3 that does not trigger receptor-mediated endocytosis, and the binding of SL-325 to DR3 was shown to be highly durable in our preclinical assays. Because DR3 is expressed on circulating, peripheral blood lymphocytes, we are able to directly measure DR3 receptor occupancy (“RO”), and our preclinical studies suggest that blockade may last for at least one month as a result of the properties of SL-325 and the stable expression of DR3. The RO and pharmacokinetic (“PK”) profile of SL-325 suggests extended dosing intervals, which we intend to further characterize in our upcoming Phase 1 clinical trial. Finally, the human protein decoy receptor 3 (“DcR3”) neutralizes soluble TL1A, Fas Ligand and LIGHT, which all induce a proinflammatory immune response. DcR3 serves as a sink for these proteins, tempering the proinflammatory immune signaling. Thus, it is desirable to block DR3, but not DcR3, to preserve the natural anti-inflammatory role of DcR3. SL-325 binds to DR3 but not to DcR3.
DR3 has a distinct expression pattern from TL1A, and, consequently, blocking the receptor may allow a more complete and durable blockade of the axis, which we believe will translate to improved efficacy in patients with IBD. DR3 and TL1A have distinct expression patterns within the gastrointestinal tract (“GI”) of patients with IBD, including both ulcerative colitis (“UC”) and Crohn’s disease (“CD”). The cells within the GI tract that are capable of expressing TL1A include tissue resident antigen presenting cells and other non-hematopoietic cells. While TL1A is not usually expressed, when antigen presenting cells are exposed to inflammatory signals, a wave of TL1A mRNA expression begins, which peaks within 12 hours and ceases within 24 hours. In contrast, DR3 is stably expressed, primarily by lymphocytes both in the peripheral blood and in tissues. Direct comparison of TL1A and DR3 expression in the GI tracts of patients with IBD shows that TL1A is only upregulated in the actively inflamed areas of the GI tract. In contrast, DR3 is more abundant than TL1A and is upregulated in both actively inflamed parts of the GI tissue and in the adjacent non-inflamed tissue. The absence of TL1A in the non-inflamed areas of the bowel eliminates the mechanism through which TL1A blocking antibodies would be retained in non-inflamed areas of the GI tract. Because inflammation observed in UC and CD can wax and wane in different areas of the bowel over time, stable blockade of DR3 may reduce the spread of inflammation and may contribute to higher rates of clinical and endoscopic remission than what TL1A blocking antibodies have achieved to date.
We are planning initial clinical development of SL-325 in patients with IBD, including UC and CD. The clinical success of several TL1A blocking antibodies to date suggests that SL-325 may have monotherapy disease modifying activity early in clinical development. As described above, we believe that targeting DR3 may be more efficacious than targeting TL1A in patients with IBD. We expect to file an Investigational New Drug ("IND") application for SL-325 in the third quarter of 2025, and we expect to complete enrollment in the Phase 1 clinical trial in the second quarter of 2026.
Future clinical trials may explore the efficacy of SL-325 in other inflammatory and immune-mediated diseases where the DR3/TL1A axis is implicated.

Our Pipeline
Our lead product candidate, SL-325, is a monoclonal antibody that is designed to bind to DR3 and inhibit its interaction with its ligand, TL1A. We have completed an IND-enabling, good laboratory practices (“GLP”) toxicity study to evaluate the safety and tolerability of SL-325 in NHPs. We plan to conduct a single ascending dose and multiple ascending dose Phase 1 clinical trial in healthy volunteers to evaluate the safety, tolerability, and pharmacokinetics of SL-325, and to establish the Phase 2 dose and dosing schedule. We expect to file an IND in the third quarter of 2025, and we expect to complete enrollment in the Phase 1 clinical trial in the second quarter of 2026.
In addition to SL-325, we are developing SL-425, a half-life extended version of SL-325. We are also developing multiple preclinical DR3-based bispecific antibodies, which are designed to inhibit both the DR3/TL1A axis and another biologically relevant target for the treatment of patients with IBD.
The following table highlights our pipeline:
Our Strategy
Our goal is to develop first-in-class immune therapies that improve the quality of life and extend the survival of patients with debilitating and deadly inflammatory and immune-mediated diseases. We plan to achieve this by utilizing our experience in developing TNF receptor agonist and antagonist therapies, our protein design and engineering expertise, and our proven track record of advancing novel biologics into clinical development. Key elements of our strategy include:
•Rapidly advancing SL-325 into and through clinical development and marketing approval;
•Leveraging our leading position with DR3 blocking antibodies to advance additional bispecific antibody candidates into clinical development;
•Applying our protein engineering and TNF receptor biology expertise to identify, develop, and advance novel biologic compounds in inflammatory and immune-mediated diseases;
•Continuing to augment our internal research and technical operations capabilities;
•Collaborating with leading biopharmaceutical companies;
•Building on our culture of research and development excellence; and
•Deepening our intellectual property portfolio to continue to protect our platform technologies and product candidates.
Our Lead Product Candidate: SL-325
Overview
TL1A (also known as TNFSF15) is a costimulatory ligand in the tumor necrosis factor superfamily, which activates immune responses through binding a single receptor, DR3 (also known as TNFRSF25). TL1A was identified as the ligand for DR3 in 2002, and aberrant activation of DR3 signaling by TL1A has been implicated in a variety of diseases, including UC, CD, psoriatic arthritis, rheumatoid arthritis, asthma, multiple sclerosis, and other inflammatory and immune-mediated diseases.

Several single nucleotide polymorphisms (“SNPs”) in TL1A have been shown to significantly increase the risk of humans developing both UC and CD. This genetic linkage contributed to the selection of IBD for initial clinical trials for TL1A blocking antibodies.
Three different TL1A blocking antibodies have demonstrated an improvement in complete remission rates in third-party randomized, placebo controlled, Phase 2 clinical trials in patients suffering from UC. Each of these antibodies (tulisokibart, duvakitug, and RO7790121) have provided placebo-adjusted clinical remission rates of between 23-28% following induction therapy, in trials that included patients who had previously failed biologic therapies. Although a biomarker selection strategy enriching for patients with SNPs in TL1A has been explored, similar rates of clinical response have been observed in patients lacking such SNPs, suggesting that TL1A mediated activation of DR3 contributes to disease pathology regardless of an inborn genetic predisposition. The placebo-adjusted clinical remission rates observed to date with these TL1A blocking antibodies could surpass the monotherapy clinical remission rates observed with anti-TNFα, anti-IL23 and anti-α4β7 blocking antibodies if confirmed in one or more of the ongoing third-party Phase 3 clinical trials. If confirmed, antibodies targeting the DR3/TL1A signaling pathway could achieve significant commercial penetration in the IBD landscape, which is projected to increase from a $23 billion market in 2023 to a $34 billion market in 2030.
Rationale for Targeting DR3 Instead of TL1A
For certain immune pathways, there is a clear rationale to target either a receptor or ligand because of binding promiscuity. For example, soluble TNFα primarily interacts with TNFR2, whereas TNFR2 can bind lymphotoxin in addition to both soluble and membrane associated TNFα. Other receptor:ligand pairs are selective, including DR3/TL1A, wherein there are no known alternate signaling receptors for TL1A or verified alternate ligands for DR3.
There are significant differences in the tissue localization and expression pattern of TL1A and DR3, which suggest that blocking DR3 may provide more potent inhibition of TL1A mediated DR3 signaling than blocking TL1A. TL1A is an inducible inflammatory ligand mainly expressed by tissue-resident antigen presenting cells, but also endothelial cells. In the absence of inflammation, TL1A is generally not expressed. When innate immune signals, such as bacterial proteins or immune complexes, are present, transcription of TL1A is rapidly induced, peaking within 12 hours and ceasing within approximately 24 hours. This pulse of transcription leads to a wave of TL1A protein expression on the cell membrane, which is then subsequently self-regulated through the presence of a membrane-proximal protease cleavage site, which liberates the extracellular domain from the membrane, thereby limiting its immune stimulatory potential. In addition, humans evolved a soluble decoy receptor, DcR3, to neutralize and facilitate degradation of this cleaved TL1A. This pattern of expression explains the relative absence of TL1A on cells found in the blood, and presence of TL1A at sites of active inflammation, but not adjacent non-inflamed tissue.
Whereas TL1A is a short-lived, inducible ligand, DR3 is stably and constitutively expressed, primarily by antigen-experienced lymphocytes. In patients with UC and CD, DR3 is known to be more abundant than TL1A, and to be evenly upregulated both within actively inflamed tissue and the adjacent uninflamed tissue. Complete suppression of TL1A signaling with current TL1A blocking antibodies may be challenging because these antibodies must maintain high local concentrations within tissues by passive diffusion in order to immediately neutralize newly expressed TL1A given the locally high abundance of DR3. In contrast, achieving complete suppression of DR3 signaling may present a lesser challenge due to the stable expression of DR3 by lymphocytes found both in the peripheral blood and throughout the gastrointestinal tract of patients with UC and CD. Given this, we believe that targeting DR3, instead of TL1A, may allow for a more complete and durable blockade of the DR3/TL1A axis, leading to greater efficacy in patients with UC and CD.
Another potential advantage of targeting DR3 instead of TL1A relates to the expected immunogenicity profile of each of these agents. High rates of immunogenicity have been observed with current TL1A blocking antibodies in clinical trials. A source of this immunogenicity includes the binding and stabilization of soluble TL1A, leading to substantial increases in the serum concentration of total TL1A in patients following treatment with TL1A blocking antibodies. These immune complexes between anti-TL1A antibodies and soluble TL1A are likely a cause of anti-drug antibody formation in patients. Because DR3 is a membrane-restricted receptor, and SL-325 was engineered to bind an epitope on DR3 that is not found on DcR3, immune complex formation is not expected with SL-325.
SL-325 Antibody Attributes
We believe that an ideal DR3 blocking antibody should possess the following attributes:
•Very high affinity binding to DR3
•Binds to an epitope that is not shared with DcR3
•Binds to an epitope that does not cause receptor mediated endocytosis of DR3 from the cell surface
•Directly interferes with the binding of a TL1A trimer to a DR3 trimer

•Directly interferes with TL1A mediated trimerization of DR3
We developed SL-325 with these attributes in mind. SL-325 specifically binds to human DR3 with a 1.3 picomolar affinity and a slow off-rate. Our preclinical studies demonstrate that SL-325 does not cause internalization of DR3, and the combination of a slow off-rate and lack of receptor mediated endocytosis suggests that SL-325 may achieve durable binding to DR3 in vivo. The epitope on DR3 bound by SL-325 is not shared with DcR3, and no binding of SL-325 to DcR3 has been observed. This suggests that DcR3 will retain the ability to neutralize and facilitate degradation of soluble TL1A even after patients are treated with SL-325. The design of SL-325 is shown in Figure 1 below.
Figure 1—SL-325 Overview

Preclinical potency assays have demonstrated that SL-325 prevents both the trimer-to-trimer interaction between TL1A and DR3, and the trimerization of DR3 in response to TL1A. Additionally, SL-325 was engineered to lack Fcγ receptor binding to eliminate the potential for antibody mediated cellular cytotoxicity or antibody mediated cellular phagocytosis of DR3 expressing cells.
SL-325 was designed to fundamentally address the therapeutic and DR3/TL1A axis limitations of TL1A blocking antibodies. As a first-in-class DR3 blocking antibody, we believe SL-325 has the desired attributes, demonstrated by our nonclinical studies, necessary to move into clinical development. SL-325 is expected to enter a Phase 1 clinical trial in the second half of 2025 and may emerge as a best-in-class inhibitor of the DR3/TL1A axis due to SL-325’s potential to provide a more complete and durable blockade of DR3 signaling than is achievable with TL1A blocking antibodies.
Preclinical Experience
GLP Non-Human Primate Study
We conducted an IND-enabling GLP toxicology study with SL-325 in NHPs, evaluating safety, tolerability, PK, and immunogenicity. These data were shared at the 20th Congress of the European Crohn’s and Colitis Organization on February 20, 2025.
Naïve cynomolgus macaques each received three doses of intravenous SL-325 (vehicle, 1 mg/kg, 10 mg/kg or 100 mg/kg dose groups), with each dose administered two weeks apart. No infusion related reactions, changes in serum chemistry values, or evidence of other toxicities or organ dysfunction (by gross or histopathology) were observed. The No Observed Adverse Effect Level from this GLP toxicology study was determined to be the top dose administered dose of 100 mg/kg. As shown in Figure 2 below, full and durable DR3 RO was observed in peripheral blood lymphocytes at doses of 1 mg/kg or higher within two hours of infusion, throughout the 14-day inter-dose interval (all dose groups), and for the 28-day interval for the animals in the recovery group (100 mg/kg dose level). Following administration of SL-325, we observed no proliferation or activation of DR3 expressing CD4+ or Treg cells, confirming a lack of agonism of DR3.

Figure 2—SL-325 Receptor Occupancy in NHP Study

PK data collected in the NHP study was used to generate a population PK model to predict SL-325 exposure in humans at different dose levels and dosing intervals. Data collected from our GLP NHP study suggest that 1 µg/mL trough concentrations are required to maintain full RO on peripheral blood lymphocytes. As shown in Figure 3 below, population PK models suggest that 1 µg/mL trough concentrations are likely to be exceeded if SL-325 is administered at the 3 mg/kg dose level, every eight weeks during the maintenance phase of treatment. We will further characterize the PK profile in humans during our upcoming, planned Phase 1 clinical trial, which will further inform on the dose and dosing schedule to be advanced into Phase 2 clinical trials. Our goal is to select a dose and dosing schedule that maintains SL-325 concentrations in human peripheral blood exceed the threshold required to maintain full DR3 receptor occupancy.
Figure 3— SL-325 Population PK Modelling
In summary, our in vitro functional activity and GLP NHP toxicology study results indicate SL-325 is a high-affinity DR3 blocking antibody, with no evidence of toxicity or residual agonism in cynomolgus macaques. Additional data gathered from the NHP study suggests that full DR3 RO was maintained when the serum concentration of SL-325 remained above approximately 1 µg/mL, and when combined with SL-325’s PK profile, we believe are supportive of prolonged dosing intervals in human patients.
Preclinical In-Vitro Characterization
We characterized the DR3 binding and antagonistic properties of SL-325 in a series of in vitro assays and these data were presented in a poster at the Crohn’s & Colitis Congress 2025 Annual Meeting on February 7, 2025.

As shown in Figure 4 below, the binding affinity of SL-325 to recombinant human DR3 has been determined to be 1.36 picomolar by surface plasmon resonance (“SPR”). We designed SL-325 to bind an epitope that does not bind to the decoy receptor, DcR3, and no binding to DcR3 has been observed. SL-325 was confirmed to cross-react with cynomolgus macaque DR3 with an approximately 10-fold lower EC50. SL-325 does not cross-react to mouse DR3.

Figure 4—SL-325 Binding Affinity by SPR
As shown in Figure 5 below, SL-325 blocked recombinant TL1A binding to DR3 with an IC50 of 0.056 nM and 0.80 nM by MSD and FACS, respectively, which was equal to or better than the benchmark anti-TL1A monoclonal antibodies. Additionally, we have demonstrated in certain in vitro blocking assays that SL-325 directly interferes both with TL1A trimer to DR3 trimer binding and trimerization of native DR3 expressed in mammalian cells.
Figure 5—SL-325 Blocks TL1A Binding to DR3 and Trimerization of DR3

% TL1A Blocking
100
75
50
25
0
~10x lower IC50
-6
-4
-2
0
2
4
Antibody concentration (log nM)
SL-325
Tulisokibart
RO7790121

As shown in Figure 6 below, when healthy human donor or IBD-patient peripheral blood mononuclear cells (“PBMCs”) were stimulated with CD3/CD28 with soluble or cell-surface expressed TL1A, SL-325 potently blocked secretion of key pro-inflammatory cytokines, such as TNFα and IFNγ. In the absence of TL1A, neither soluble nor plate-bound SL-325 caused DR3 activation either alone or upon stimulation of PBMCs with CD3/28.

Figure 6—SL-325 Blocks TL1A-Induced Activation of IBD Patient PBMCs

SL-325 was also evaluated in a primary human intestinal epithelial cell model to assess gastrointestinal toxicity and its ability to protect the intestinal barrier from damage caused by inflammatory immune cells. In the intestinal model, SL-325 treatment blocked TL1A-induced cytokine production by immune cells and preserved epithelial barrier integrity, demonstrating its potential efficacy in IBD settings.
Research Programs
We maintain a strong research organization that has developed a diverse pipeline of preclinical compounds. One of our guiding principles for considering additional pipeline candidates is a preference for compounds that we expect to have monotherapy activity early in clinical development.
DR3 Bispecific Antibodies
In addition to SL-325 and SL-425, we are developing a series of bispecific antibodies targeting DR3 and other clinically validated targets. The future of biologic therapy for both UC and CD is widely believed to include blockade of multiple inflammatory pathways, and the mechanism of DR3/TL1A inhibition is known to be non-redundant with the mechanism of other clinically validated targets.
Several attempts have been made to develop bispecific antibodies targeting TL1A, including a TL1A and TNFα blocking antibody known as AMG966. As discussed above, TL1A blocking antibodies stabilize serum TL1A as a result of immune complex formation between soluble TL1A and anti-TL1A antibodies. These immune complexes are believed to contribute to the high rates of ADA formation with TL1A blocking monoclonal antibodies. In the case of AMG966, the bispecific antibody was shown to stabilize both soluble TL1A and TNFα, which led to large immune complex formation and the rapid development of high-titer neutralizing ADA responses in patients treated in a phase 1 clinical trial. AMG966 was discontinued as a result of this immunogenicity. Because DR3 is a membrane-restricted target, immune complex formation is not expected either for SL-325, SL-425, or DR3 directed bispecific antibodies. Nomination of a lead bispecific candidate from our preclinical pipeline is expected in 2025.
TRIM7 Program
Through a series of studies, which were recently published in Cancer Cell, we gained an understanding of cellular targets which appear to play a pivotal role in determining acquired resistance ("AR") to immune checkpoint blockade. We reported that aberrant interferon (“IFN”) regulation in the setting of AR suggests that tumor cell intrinsic mechanisms have conferred a growth advantage despite the presence of immune-mediated pressure unleashed by PD-1/L1 antibody blockade. Analysis of transcripts progressively upregulated during acquisition of AR in vivo and transcripts upregulated by IFN exposure of isolated AR cell lines in vitro identified the E3 ubiquitin ligase TRIM7 as a candidate mediator of the AR phenotype. Interestingly, TRIM7 is required for cell proliferation downstream of KRAS signaling as well. We have developed small molecule inhibitors ("SMI") designed to the TRIM7 PRY/SPRY viral-pocket domain, where binding specificity was confirmed using mass spectrometry analysis. These SMI suppressed proliferation of tumor cells as monotherapy both in vitro and in vivo using preclinical models, as reported during an oral presentation at the American Association for Cancer Research Annual Meeting in 2024. We are advancing lead TRIM7 inhibitors through preclinical development as future internal pipeline candidates in oncology.

Collaboration and License Agreements
Strategic Collaboration and Option Agreement with Ono Pharmaceutical Co., Ltd.
On February 9, 2024, we entered into a strategic collaboration and license agreement (the “Ono Agreement”) with Ono Pharmaceutical Co., Ltd. (“Ono”), effective February 13, 2024, pursuant to which we and Ono were to collaborate in the research and preclinical development of certain compounds. On September 30, 2024, we and Ono mutually agreed to terminate the Ono Agreement. Following the mutual termination, the Company is no longer required to satisfy any remaining performance obligations and will not receive any future research activity reimbursements or upfront, milestone, or royalty payments from Ono. All options and licenses held by Ono under the Ono Agreement were terminated.
Clinical Trial Collaboration and Supply Agreement with ImmunoGen
On February 4, 2022, we entered into a Clinical Trial Collaboration and Supply Agreement (“the Clinical Trial Collaboration Agreement”) with ImmunoGen, Inc. (“ImmunoGen”). Pursuant to the Clinical Trial Collaboration Agreement, ImmunoGen supplied us with mirvetuximab soravtansine for evaluation in a clinical trial combining mirvetuximab soravtansine with SL-172154. In February 2024, ImmunoGen was acquired by AbbVie. On October 1, 2024, we announced that we were discontinuing clinical development of SL-172154. On December 3, 2024, we and AbbVie agreed to mutually terminate the Clinical Trial and Collaboration Agreement upon the completion of wind-down of the clinical trial combining mirvetuximab soravtansine with SL-172154. We anticipate completing wind-down of the study in the second half of 2025.
Manufacturing and Supply
By working with third-party vendors to conduct activities in compliance with current Good Manufacturing Practices (“cGMP”), we have invested significant resources to identify and scale up a suitable manufacturing process for our product candidates, including SL-325. Currently, SL-325 is produced by mammalian cell lines commonly used in the manufacture of monoclonal antibodies, including Chinese hamster ovary cells.
We manufacture bulk drug substance (“BDS”) for SL-325 utilizing the services of a single third-party contract manufacturer, Kemwell Biopharma Private Limited (“Kemwell”), with whom we maintain a master service agreement, pursuant to which Kemwell manufactures BDS on a per project basis. We may terminate the master services agreement at any time for convenience in accordance with the terms of the agreement. Either party may also terminate the master services agreement with respect to an uncured breach by the other party in accordance with the terms of the agreement. This agreement includes confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates.
We expect to continue to devote significant resources to process development and optimization of the manufacture of our product candidates, including potential DR3-based bispecific antibodies.
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
Competition
The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including large pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing, and commercialization of therapies for immune-mediated diseases, including IBD. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.
We compete in the segments of the pharmaceutical, biotechnology, and other related markets that develop therapies for immune-mediated diseases. There are many other companies that have commercialized or are developing therapies for immune-mediated diseases, including large pharmaceutical and biotechnology companies, such as Abbvie, Johnson & Johnson, Merck, Novartis, Pfizer, Roche/Genentech, Sanofi, Teva and Takeda.
With respect to our lead product candidate, SL-325, we are aware of other clinical-stage therapeutics that target the TL1A/DR3 axis, including, but not limited to, ABS-101 in development by Absci Corporation, duvakitug in development by Teva Pharmaceutical Industries Ltd., FH-M701 in development by FutureGen Biopharmaceutical Co., Ltd., RO7790121 in

development by Hoffmann-La Roche Ltd, SPY002 in development by Spyre Therapeutics, Inc., tulisokibart in development by Merck & Co., Inc., and XmAb942 in development by Xencor, Inc.
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

In the United States, the term of a patent that covers an FDA-approved drug or biologic may be eligible for Patent Term Extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984 permits a Patent Term Extension of up to five years beyond the natural expiration of the patent (but the total patent term, including the extension period, must not exceed 14 years following FDA approval). The term extension period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO reviews and approves the application for any Patent Term Extension in consultation with the FDA. In the future, we may decide to apply for restoration of patent term for one of our currently owned or licensed patents to extend its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant biologics license application.
We generally file patent applications directed to our key technologies and programs in an effort to secure our intellectual property positions. As of March 1, 2025, we own one pending international patent application, filed under the Patent Cooperation Treaty, one pending non-provisional patent application, filed in the United States, and six pending provisional applications, filed in the United States, that relate to DR3. We also own or exclusively license other patents and patent applications related to other technologies and programs, including legacy programs. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. PTO and other patent offices may be significantly revised before issuance, if granted at all.
Government Regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. Generally, before a new therapeutic product can be marketed, considerable data demonstrating a biological product candidate’s quality, safety, purity and potency, or a small molecule drug candidate’s quality, safety and efficacy, must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. For biological product candidates, potency is similar to efficacy and is interpreted to mean the specific ability or capacity of the product, as indicated by appropriate laboratory tests or by adequately controlled clinical data obtained through the administration of the product in the manner intended, to effect a given result.
Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-marketing may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications from the sponsor, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our company and our products or product candidates.
U.S. Biologics Regulation
In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”) and other federal, state, local, and foreign statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative action and judicial sanctions. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current GLP regulation;
•submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

•approval by an independent institutional review board (“IRB”), or ethics committee at each clinical site before the trial is commenced;
•manufacture of the proposed biologic candidate in accordance with cGMPs;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•preparation of and submission to the FDA of a biologics license application (“BLA”), after completion of all pivotal clinical trials;
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
Prior to beginning any clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
In addition to the IND submission process, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment and such review may result in some delay before initiation of a clinical trial.
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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with GCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies.
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
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre-and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
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
In 2017, the FDA established a new regenerative medicine advanced therapy (“RMAT”) designation as part of its implementation of the 21st Century Cures Act (“the Cures Act”). The RMAT designation program is intended to fulfill the Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (i) the drug qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of breakthrough therapy designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. When appropriate, the FDA can permit fulfillment of post-approval requirements for an RMAT that has received accelerated approval through: the submission of clinical evidence, preclinical studies, clinical trials, patient registries or other sources of real world evidence such as electronic health records; the collection of larger confirmatory datasets; or post-approval monitoring of all patients treated with the therapy prior to approval.
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
Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if there is evidence it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).
Fast track designation, breakthrough therapy designation, RMAT designation and priority review do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act of 1983, the FDA may grant orphan drug designation to a product candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that product candidate. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or if the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
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
Post-Approval Requirements
Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, and potency or effectiveness of biologics. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.
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
Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA. The FDA has issued guidance documents intended to inform prospective applicants and facilitate the development of proposed biosimilars and interchangeable biosimilars, as well as to describe the FDA’s interpretation of certain statutory requirements added by the BPCIA.
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
A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.
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

Patent Term Extension
In the United States, after a BLA is approved, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between, the latter of the effective date of an IND and issue date of the patent for which extension is sought, and the submission date of a BLA, plus the time between BLA submission date and the BLA approval date up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue licensure with due diligence. The total patent term after the extension may not exceed 14 years from the date of product licensure. Only one patent applicable to a licensed biological product is eligible for extension and only those claims covering the product, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Some, but not all, foreign jurisdictions possess patent term extension or other additional patent exclusivity mechanisms that may be more or less stringent and comprehensive than those of the United States.
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
The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicaid & Medicare Services (“CMS”) information related to payments or other transfers of value to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning on January 1, 2023,

California Assembly Bill 1278 requires California physicians and surgeons to notify patients of the Open Payments database established under the federal Physician Payments Sunshine Act.
We are also subject to federal price reporting laws and federal consumer protection and unfair competition laws. Federal price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/ or discounts on approved products. Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.
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
Data Privacy and Security
Numerous state, federal, and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”), and their respective implementing regulations imposes data privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable protected health information (“PHI”) for or on behalf of such covered entities. These requirements imposed by HIPAA and the HITECH Act on covered entities and business associates include entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present, or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity, and availability of all PHI created, received, maintained, or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.
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
In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.
Even when HIPAA and state health information privacy laws do not apply, according to the FTC and state Attorneys General, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act and state consumer protection laws.
In addition, certain state laws, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CCPA”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household - unless it is subject to HIPAA - and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. The numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, also exempt some data processed in the context of clinical trials; but others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.
Additionally, our use of artificial intelligence and machine learning may be subject to laws and evolving regulations regarding the use of artificial intelligence and machine learning, controlling for data bias, and anti-discrimination.
Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Coverage and Reimbursement
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow it to establish or maintain pricing sufficient to realize a sufficient return on its investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.
Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Factors payors consider in determining reimbursement are based on whether the product is a covered benefit under its health plan, safe, effective and medically necessary, cost-effective and neither experimental nor investigational.
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
In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. The IRA provides CMS with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. On August 29, 2023, HHS announced the list of the first ten drugs subject to price negotiations. These price negotiations occurred in 2024. In January 2025, CMS announced a list of 15 additional Medicare Part D drugs that will be subject to price negotiations. The IRA also provides a new “inflation rebate” covering Medicare patients that took effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision requires drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. To support biosimilar competition, beginning in October 2022, qualifying biosimilars may receive a Medicare Part B payment increase for a period of five years. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain. In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.
Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.
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
The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.
Other legislative changes have been proposed and adopted since the ACA was enacted, including automatic aggregate reductions of Medicare payments to providers of on average 2% per fiscal year as part of the federal budget sequestration under the Budget Control Act of 2011. These reductions went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional action is taken by Congress. In addition, the Bipartisan Budget Act of 2018, among other things, amended the Medicare Act (as amended by the ACA) to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs being covered under Medicare Part D.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS adopted a final rule allowing Medicare Advantage Plans the option to use step therapy for Part B drugs, permitting Medicare Part D plans to apply certain utilization controls to new starts of five of the six protected class drugs, and requiring the Explanation of Benefits for Part D beneficiaries to disclose drug price increases and lower cost therapeutic alternatives, which went into effect on January 1, 2021. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
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
Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for its drugs or put pressure on its drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.
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

Regulation in the European Union
European Data Laws
The collection and use of personal health data and other personal data in the EU is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), which came into force in May 2018, and related data protection laws in individual EU Member States. The GDPR imposes a number of strict obligations and restrictions on the ability to process, including collecting, analyzing and transferring, personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.
In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the European Economic Area (“EEA”) that are not considered by the European Commission (“EC”) to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on SCCs, data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework. With regard to the transfer of data from the EU to the United Kingdom (“UK”), personal data may freely flow from the EEA to the UK since the UK is deemed to have an adequate data protection level. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed.
Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU.
Furthermore, there are specific requirements relating to processing health data from clinical trials, including public disclosure obligations provided in the EU Clinical Trials Regulation No. 536/2014 (“CTR”), European Medicines Agency (“EMA”) disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results.
Additionally, following the UK’s withdrawal from the EU and the EEA, companies also have to comply with the UK’s data protection laws (including the UK GDPR (as defined in section 3(10) (as supplemented by section 205(4))) of the Data Protection Act 2018 (the “DPA 2018”), the DPA 2018, and related data protection laws in the UK). Separate from the fines that can be imposed by the GDPR, the UK regime has the ability to fine up to the greater of £17.5 million or 4% of global turnover.
Companies are subject to specific transfer rules under the UK regime which broadly mirror the GDPR rules. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (“IDTA”) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (“Addendum”) and a document setting out transitional provisions. The IDTA and Addendum came into force on March 21, 2022 and replaced the old SCCs for the purposes of the UK regime. Regarding transfers from the UK to the EEA, personal data may flow freely since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. With regard to the transfer of personal data from the UK to the United States, the UK government has adopted an adequacy decision for the United States (the “UK-US Data Bridge”), which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the transfer is to a U.S. company participating in the EU-US Data Privacy Framework and the UK Extension.

Drug and Biologic Development Process
Regardless of where they are conducted, all clinical trials included in applications for marketing authorization (“MA”) for human medicines in the EU/EEA must have been carried out in accordance with EU regulations. This means that clinical trials conducted in the EU/EEA have to comply with EU clinical trial legislation but also that clinical trials conducted outside the EU/EEA have to comply with ethical principles equivalent to those set out in the EEA, including adhering to international good clinical practice and the Declaration of Helsinki. The conduct of clinical trials in the EU is governed by the CTR, which entered into force on January 31, 2022. The CTR replaced the Clinical Trials Directive 2001/20/EC, (“Clinical Trials Directive”) and introduced a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU.
Under the former regime, which will expire after a transition period of three years, as outlined below in more detail, before a clinical trial can be initiated it must be approved in each EU member state where there is a site at which the clinical trial is to be conducted. The approval must be obtained from two separate entities: the National Competent Authority (“NCA”) and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU member state before the commencement of the trial. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU member state where they occur.
A more unified procedure will apply under the new CTR. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal (the “Clinical Trials Information System” or “CTIS”). One national regulatory authority (the reporting EU member state proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned EU Member States. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such member state. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. The CTR foresees a three-year transition period. EU Member States will work in CTIS immediately after the system has gone live. Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory and CTIS serves as the single entry point for submission of clinical trial-related information and data. By January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS. On July 19, 2023, the EC published guidance concerning the steps to be taken in this transition. This guidance provides, among other things, that (i) documentation which was previously assessed will not be reassessed, (ii) templates that were developed and endorsed by the EU Clinical Trials Expert Group to provide compliance with the CTR do not need to be updated and (iii) there is no need to retrospectively create a site suitability form, which are only necessary for new trial sites.
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
Drug Marketing Authorization
In the EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a MA. To obtain an MA of a drug under European Union regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure.
To be used or sold in the UK, a drug must have an effective MA obtained by a centralized application through EMA or a national application. National applications are governed by the Human Medicines Regulations (SI 2012/1916) (“HMRs”). Applications are made electronically through the Medicines and Healthcare products Regulatory Agency (“MHRA”)

Submissions Portal. The process from application to authorizations generally takes up to 210 days, excluding time taken to provide any additional information or data required by the MHRA.
On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Reliance Procedure (“IRP”) for MAAs. The IRP applies since January 1, 2024 and replaces existing EU reliance procedures to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic, FDA, EMA, among others). The IRP allows medicinal products approved in other jurisdictions that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the UK. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.
Centralized Authorization Procedure
The centralized procedure provides for the grant of a single MA that is issued by the EC following the scientific assessment of the application by the European Medicines Agency (“EMA”) that is valid for all EU Member States as well as in the three additional EEA Member States (Norway, Iceland, and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy, or tissue engineered medicines) and medicinal products with a new active substance indicated for the treatment of certain diseases (HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a MA through the centralized procedure.
Under the centralized procedure, the Committee for Medicinal Products for Human Use (“CHMP”) established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.
Decentralized Authorization Procedure
Medicines that fall outside the mandatory scope of the centralized procedure have three routes to authorization: (i) they can be authorized under the centralized procedure if they concern a significant therapeutic, scientific or technical innovation, or if their authorization would be in the interest of public health; (ii) they can be authorized under a decentralized procedure where an applicant applies for simultaneous authorization in more than one EU member state; or (iii) they can be authorized in an EU member state in accordance with that state’s national procedures and then be authorized in other EU countries by a procedure whereby the countries concerned agree to recognize the validity of the original, national MA (mutual recognition procedure).
The decentralized procedure permits companies to file identical MA applications for a medicinal product to the competent authorities in various EU Member States simultaneously if such medicinal product has not received marketing approval in any EU Member State before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The competent authority of a single EU Member State, the reference member state, is appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned member states, are subsequently required to grant a MA for their territories on the basis of this assessment. The only exception to this is where the competent authority of an EU Member State considers that there are concerns of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding for all EU Member States.
Risk Management Plan
All new MAAs must include a Risk Management Plan (“RMP”) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. An updated RMP must be submitted: (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. The regulatory authorities may also impose specific obligations as a condition of the MA. Since October 20, 2023, all RMPs for centrally authorized products are published by the EMA, subject only to limited redactions.
MA Validity Period
MAs have an initial duration of five years. After these five years, the authorization may subsequently be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the EC or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.
For the UK, the period of three years during which the drug has not been marketed in Great Britain will be restarted from the date of conversion to a Great Britain MA. Conversion refers to the procedure by which, as of January 1, 2021, MAs granted on the basis of a centralized procedure in the EU are only valid in Northern Ireland but not in Great Britain, whereas, prior EU authorizations have all been automatically converted into UK MAs effective in Great Britain only.
On the other hand, for the EU, in the case the drug has been marketed in the UK, the placing on the UK market before the end of the period starting when the UK left the EU on January 31, 2020 and ending on December 31, 2020 (the Brexit Transition Period) will be taken into account. If, after the end of the Brexit Transition Period, the drug is not placed on any other market of the remaining member states of the EU, the three year period will start running from the last date the drug was placed on the UK market before the end of the Brexit Transition Period.
Advanced Therapy Medicinal Products
In the EU, medicinal products, including advanced therapy medicinal products (“ATMPs”) are subject to extensive pre-and post-market regulation by regulatory authorities at both the EU and national levels. ATMPs comprise gene therapy products, somatic cell therapy products and tissue engineered products, which are genes, cells or tissues that have undergone substantial manipulation and that are administered to human beings in order to cure, diagnose or prevent diseases or regenerate, repair or replace a human tissue. Pursuant to Regulation (EC) No 1394/2007, the Committee for Advanced Therapies (CAT) is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CHMP and CAT are also responsible for providing guidelines on ATMPs. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs. Although such guidelines are not legally binding, compliance with them is often necessary to gain and maintain approval for product candidates.
In addition to the mandatory RMP, the holder of a MA for an ATMP must put in place and maintain a system to ensure that each individual product and its starting and raw materials, including all substances coming into contact with the cells or tissues it may contain, can be traced through the sourcing, manufacturing, packaging, storage, transport and delivery to the relevant healthcare institution where the product is used.
Exceptional Circumstances/Conditional Approval
Similar to accelerated approval regulations in the United States, conditional MAs can be granted in the EU in exceptional circumstances. A conditional MA can be granted for medicinal products where, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, a number of criteria are fulfilled: (i) the benefit/risk balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the comprehensive clinical data, (iii) unmet medical needs will be fulfilled by the grant of the MA and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. Once a conditional MA has been granted, the MA holder must fulfil specific obligations within defined timelines. A conditional MA is valid for one year and must be renewed annually, but it can be converted into a standard MA once the MA holder fulfills the obligations imposed and the complete data confirm that the medicine’s benefits continue to outweigh its risks.
Data and Market Exclusivity
As in the United States, it may be possible to obtain a period of market and / or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received a MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining MA or placing the product on the market. Innovative medicinal products, referred to as New Chemical Entities (“NCE”), approved in the EU qualify for eight years of data exclusivity and 10 years of marketing exclusivity.

An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.
The data exclusivity period begins on the date of the product’s first MA in the EU. After eight years, a generic product application may be submitted, and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial change was authorized).
Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the European Union’s regulatory authorities to include an NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the medicinal product if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.
On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation. The current draft envisages e.g., a shortening of the periods of data exclusivity, however, there is currently neither a final version of this draft nor a date for its entry into force. While the European Parliament adopted its approving position on the reform on April 10, 2024, no further required legislative steps have been taken since.
Orphan Designation and Exclusivity
The criteria for designating an orphan medicinal product in the European Union are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the European Union of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not a MA, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for MA of the medicinal product is submitted. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional MA.
The EMA’s Committee for Orphan Medicinal Products reassesses the orphan drug designation of a product in parallel with the review for a MA; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of MA review by the EMA and approval by the EC. Additionally, any MA granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. Upon the grant of a MA, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.
During the 10-year period of market exclusivity, with a limited number of exceptions, the regulatory authorities of the EU Member States and the EMA may not accept applications for MA accept an application to extend an existing MA or grant a MA for other similar medicinal products for the same therapeutic indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity for an orphan-designated condition when the results of specific studies are reflected in the Summary of Product Characteristics (“SmPC”) addressing the pediatric population and completed in accordance with a fully compliant Pediatric Investigation Plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.
The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, i.e. the condition prevalence or financial returns criteria under Article 3 of Regulation (EC) No. 141/2000 on orphan medicinal products. When the period of orphan market exclusivity for an indication ends, the orphan drug designation for that indication expires as well. Orphan exclusivity runs in parallel with normal rules on data exclusivity and market protection. Additionally, a MA may be granted to a similar medicinal product (orphan or not) for the same or overlapping indication subject to certain requirements.
In the UK, following the post-Brexit transition period, a system for incentivizing the development of orphan medicines was introduced. Overall, the requirements for orphan designation largely replicate the requirements in the EU and the benefit of market exclusivity has been retained. Products with an orphan designation in the EU can be considered for an orphan MA in Great Britain, but a UK-wide orphan MA can only be considered in the absence of an active EU orphan designation. The MHRA will review applications for orphan designation at the time of a MA, and will offer incentives, such as market exclusivity and full or partial refunds for MA fees to encourage the development of medicines in rare diseases.
Pediatric Development
In the EU, companies developing a new medicinal product are obligated to study their product in children and must therefore submit a PIP together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee. Companies must conduct pediatric clinical trials in accordance with the PIP approved by the EMA, unless a deferral (e.g. until enough information to demonstrate its effectiveness and safety in adults is available) or waiver (e.g. because the relevant disease or condition occurs only in adults) has been granted by the EMA. The MAA for the medicinal product must include the results of all pediatric clinical trials performed and details of all information collected in compliance with the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Medicinal products that are granted a MA on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when a MA holder wants to add a new indication, medicinal form or route of administration for a medicine that is already authorized and covered by intellectual property rights.
In the UK, the MHRA has published guidance on the procedures for UK Paediatric Investigation Plans (“PIPs”) which, where possible, mirror the submission format and requirements of the EU system. EU PIPs remain applicable for Northern Ireland and EU PIPs agreed by the EMA prior to January 1, 2021 have been adopted as UK PIPs.
PRIME Designation
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small-and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact point and rapporteur from the CHMP or from CAT are appointed facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts to provide guidance on the overall development plan and regulatory strategy. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.
Post-Approval Regulation
Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the EU Member States. This oversight applies both before and after grant of manufacturing licenses and MAs. It includes control of compliance with EU good manufacturing practices rules, manufacturing authorizations, pharmacovigilance rules and requirements governing advertising, promotion, sale, and distribution, recordkeeping, importing and exporting of medicinal products.
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
The manufacturing process for pharmaceutical products in the European Union is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (“GMP”). These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the European Union with the intention to import the active pharmaceutical ingredients into the European Union. Amendments or replacements of at least Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation. Similarly, the distribution of pharmaceutical products into and within the European Union is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP, before releasing the product for commercial distribution in the European Union or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP.
Sales and Marketing Regulations
The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the MA granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription-only medicines is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the European Union could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals. EU regulation with regards to dispensing, sale and purchase of medicines has generally been preserved in the UK following Brexit, through the HMRs. However, organizations wishing to sell medicines online need to register with the MHRA. Following Brexit, the requirements to display the common logo no longer apply to UK-based online sellers, except for those established in Northern Ireland.

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
In the UK, the pharmaceutical sector is recognized as being particularly vulnerable to corrupt practices, some of which fall within the scope of the Bribery Act 2010. Due to the Bribery Act 2010’s far-reaching territorial application, the potential penalized act does not have to occur in the UK to become within its scope. If the act or omission does not take place in the UK, but the person’s act or omission would constitute an offense if carried out there and the person has a close connection with the UK, an offense will still have been committed.
The Bribery Act 2010 is comprised of four offenses that cover (i) individuals, companies and partnerships that give, promise or offer bribes, (ii) individuals, companies and partnerships that request, agree to receive or accept bribes, (iii) individuals, companies and partnerships that bribe foreign public officials and (iv) companies and partnerships that fail to prevent persons acting on their behalf from paying bribes. The penalties imposed under the Bribery Act 2010 depend on the offense committed, harm and culpability and penalties range from unlimited fines to imprisonment for a maximum term of ten years and in some cases both.
Regulations in the UK and Other Markets
The UK formally left the EU on January 31, 2020 and EU laws now only apply to the UK in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland and as amended by the Windsor Framework sets out a long-term set of arrangements for the supply of medicines into Northern Ireland. The EU and the UK agreed on a trade and cooperation agreement (“TCA”), which includes provisions affecting the life sciences sector (including on customs and tariffs). There are some specific provisions concerning pharmaceuticals, including the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP issued documents. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.
The UK government has adopted the Medicines and Medical Devices Act 2021 (the “MMDA”) to enable the UK’s regulatory frameworks to be updated following the UK’s departure from the EU. The MMDA introduces regulation-making, delegated powers covering the fields of human medicines, clinical trials of human medicines, veterinary medicines and medical devices. The MHRA has since been consulting on future regulations for medicines and medical devices in the UK. The MMDA supplements the UK Medical Devices Regulations 2002 (the “Regulations”), which are based on the EU Medical Devices Directive as amended to reflect the United Kingdom’s post-Brexit regulatory regime. Notably, the Regulations do not include any of the revisions that have been made by the EU Medical Devices Regulation (EU) 2017/745, which has gained full application in all EU Member States since May 26, 2021 but is not applicable in the UK as “retained law”. Additionally, the MHRA launched a comprehensive consultation in 2021 with proposals to amend the regulatory framework for medical devices in the United Kingdom. The stated objectives of the proposals include expansion of the scope of the Regulations (for example, by expanding the in vitro diagnostic medical device definition to include software and other products, including products without an intended medical purpose but with similar functioning and risk profiles) and potentially through use of internationally recognized definitions (for example, by excluding products that contain viable biological substances and excluding food), remove trade barriers, further the availability of medical devices and improve the favorability of the UK market. The consultation period closed on November 25, 2021 and on June 26, 2022, the MHRA published a response to its consultation, which sets out the proposed new UK regulatory framework for medical devices and in vitro diagnostic medical devices. The proposals are intended to improve patient safety and public health through appropriate regulatory oversight, improve the traceability of medical devices, improve the regulation of the rules governing software and AI as medical devices and introduce alternative routes to market to ensure the UK aligns with any superior international best practices. Core aspects of the new framework are expected to apply from July 1, 2025 with appropriate transitional measures and the introduction of secondary legislation.

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
Additional Regulation
In addition to the foregoing, local, state and federal laws regarding such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous or biohazardous substances, we could be liable for damages, environmental remediation, and/or governmental fines. We believe that we are in material compliance with applicable environmental laws and occupational health and safety laws that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations. We may incur significant costs to comply with such laws and regulations now or in the future.
Human Capital Management
As of December 31, 2024, we employed 44 full-time employees at two locations in the United States, in Austin, TX and Durham, NC.
We may hire additional employees in 2025 and beyond with a focus on increasing expertise and bandwidth in clinical research and development, in-house process development and manufacturing, and clinical operations to support potential later-stage clinical trials. We continue to evaluate business needs and opportunities, with a hiring philosophy that seeks to balance in-house expertise with outsourced services, and management of overall operating expense. Currently, we outsource clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.
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

Item 1A. Risk Factors
Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Annual Report on Form 10-K and in our other filings with the SEC before making an investment decision. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, reputation, or results of operations. In such case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment. It is not possible to predict or identify all such risks; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.
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
•We are substantially dependent on the success of our lead product candidate, SL-325, and our anticipated clinical trials of such product candidate may not be successful.
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
•The development and commercialization of biopharmaceutical products is subject to extensive regulation, and the regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidate(s) on a timely basis, if at all, our business will be substantially harmed. We operate in highly-competitive and rapidly-

changing industries, which may result in others discovering, developing, or commercializing competing products before or more successfully than we do.
•We rely on third parties to supply raw materials and to manufacture our product candidate(s). The manufacture of our product candidate(s) is complex and our third-party manufacturers may encounter difficulties in production, which could delay or entirely halt their ability to supply our product candidate(s) for clinical trials or, if approved, for commercial sale.
•Our success depends upon our ability to obtain and maintain patents and other intellectual property rights to protect our technology, including SL-325, methods used to manufacture our product candidate(s), formulations thereof, and the methods for treating patients using those product candidate(s).
•Economic downturns, inflation, fluctuating interest rates, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, natural disasters, public health crises such as pandemics or other events could materially and adversely affect our business operations, workforce, product development activities, research and development activities, preclinical and clinical trials, and financial condition.
Risks Related to Our Business, Our Financial Condition and Capital Requirements
We are a preclinical-stage biotechnology company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale, have never generated revenue from product sales, and may never achieve or maintain profitability.
We are a preclinical-stage biotechnology company and will need to raise substantial additional capital to continue to fund our operations in the future. We have based our estimates on assumptions that may prove to be wrong, and could exhaust our available financial resources sooner than we currently anticipate.
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant operating losses since inception. For the years ended December 31, 2024 and 2023, we reported a net loss of $75.4 million and $87.3 million, respectively. As of December 31, 2024, we had an accumulated deficit of $381.7 million. We expect to continue to incur significant operating losses for the foreseeable future, including as our product candidate(s) enter clinical trials. We expect to invest significant funds into the research and development of our current programs to determine the potential to advance product candidate(s) to regulatory approval. To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We may never succeed in these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:
•continue the preclinical development and initiate the clinical development of our lead product candidate, SL-325, and any other potential product candidates;
•continue efforts to discover and develop new product candidates;
•continue the manufacturing of our product candidate(s) or increase volumes manufactured by third parties;
•initiate additional preclinical and nonclinical studies or clinical trials for our product candidate(s);
•seek regulatory and marketing approvals for our product candidate(s);
•establish a sales, marketing, and distribution infrastructure to commercialize any products for which it may obtain marketing approval and market for ourselves;
•seek to maintain, protect, and expand our intellectual property portfolio; and
•experience any delays or encounter issues with the development and potential regulatory approval of our clinical and product candidate(s) such as safety issues, manufacturing delays, clinical trial accrual delays, longer follow-up for planned studies or trials, additional major studies or trials, or supportive trials necessary to support marketing approval.
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
If we raise additional capital through the sale of equity, including through our “at-the-market” offering facility (the “ATM Facility”), or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights as holders of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures, making additional product acquisitions, or declaring dividends, which could materially and adversely impact our ability to conduct our business.
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
In the future, as we progress SL-325 and any other product candidates through clinical development, we expect to experience periods of growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical operations, business development, manufacturing, regulatory affairs, quality assurance, human resources, legal, accounting and finance, and, ultimately, sales and marketing. The competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled scientific, technical, and managerial employees. If our recruitment and retention efforts are unsuccessful, when needed, in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.
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
Since our inception in 2016, we have devoted a significant portion of our resources to developing our product candidates, our other research and development efforts, building our intellectual property portfolio, raising capital, and providing general and administrative support for these operations. We have not yet demonstrated our ability to successfully complete product development activities, complete late-stage clinical trials (including Phase 3 or other pivotal clinical trials), obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions you or we may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
Risks Related to the Development and Clinical Testing of Our Product Candidates
We are substantially dependent on the success of our lead product candidate, SL-325, and our anticipated clinical trials of such product candidate(s) may not be successful.
Our lead product candidate, SL-325, is in preclinical development, and if that product candidate is not successful, our business could be materially impacted. While we have other preclinical programs, such as SL-425, there is no guarantee that these programs will advance into clinical development. Our future success is substantially dependent on our ability to develop and timely obtain marketing approval for, and then successfully commercialize, SL-325. We are investing the majority of our efforts and financial resources into the research and development of SL-325, SL-425, and other DR3 antagonists, including bispecific antibodies targeting DR3 together with another biologically relevant target.
Our product candidates, including our lead product candidate, SL-325, are in the early stages of development and will require substantial preclinical and clinical development and testing, manufacturing process development, improvement and validation, and regulatory approval prior to commercialization and before we generate any revenues from product sales. The success of our product candidate(s) will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator.
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
Clinical trials that we conduct may not demonstrate the efficacy and safety that is necessary to obtain regulatory approval to market our product candidate(s). If the results of our future clinical trials are inconclusive with respect to the efficacy of our product candidate(s), if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidate(s), we may be delayed in obtaining marketing approval, if at all. For example, with respect to a legacy product candidate, SL-172154, we previously discontinued development when promising complete remission rates from interim data did not translate into improved overall survival in subsequent topline data. Additionally, any safety concerns observed in any one of our future clinical trials could limit the prospects for regulatory approval of that product candidate or other product candidates in any indications. Even if our clinical trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we are able to submit our product candidate(s) for approval. Moreover, results that are acceptable to support approval in one jurisdiction may be deemed inadequate to support regulatory approval in other jurisdictions. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate in a manner that does not meet our expectations, which limitations may reduce its commercial potential.
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
Certain of our programs may compete with our other programs, which could negatively impact our business and reduce our future revenue.
We are developing programs which may compete with one another. For example, we are developing SL-325 and may choose to develop SL-425 for the same indication: inflammatory bowel disease, and may in the future develop our programs for other inflammatory and immune-mediated diseases. Developing multiple programs for a single indication may negatively impact our business if the programs compete with each other. For example, if multiple programs are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple programs are approved for the same indication, they may compete for market share, which could limit our future revenue.
Our product candidates may have serious adverse, undesirable, or unacceptable side effects or other properties that may delay or prevent marketing approval and our ability to market and derive revenue from our product candidate(s) could be compromised.
Undesirable side effects that may be caused by our product candidate(s) could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Our product candidate(s), including our lead product candidate, SL-325, have not been tested in humans, and we do not yet know if it will have serious, undesirable, or unacceptable side effects. Results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and/or prevalence of side effects. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign authorities could order us to cease further development or deny approval of our product candidate(s) for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and results of operations.
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
We have not yet initiated clinical trials for our product candidate(s), including our lead product candidate, SL-325. Successful and timely completion of our planned clinical trials will require that we initiate our clinical trial sites in a timely manner and enroll a sufficient number of subjects or patients. Trials may be subject to delays for a variety of reasons, including as a result of delays to clinical trial site start up and initiation, patient enrollment taking longer than anticipated, fewer than expected patients who meet enrollment eligibility criteria, patient withdrawal, or AEs. Our clinical trials may compete with other clinical trials that are in the same therapeutic areas as our product candidate(s) and/or that seek to enroll the same specific patient populations as our clinical trials, which reduces the number and types of patients available to us. We may also compete with head-to-head clinical trials, in which patients may prefer to participate, which may further reduce the number of patients available to us.
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
The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting (including the submission of safety and other post-marketing information and reports), and other possible activities relating to our product candidate(s) are subject to extensive regulation by the FDA and by comparable regulatory authorities outside the United States. Obtaining approval of a BLA can be a lengthy, expensive, and uncertain process, and as a company we have no experience with the preparation of a BLA submission or any other application for marketing approval. This lengthy approval process may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. See “Business-Government Regulation-BLA Submission and Review”.
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
We believe that our product candidate(s), if approved as biologics under a BLA, should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidate(s) to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
We may not be able to meet requirements for the chemistry, manufacturing and control of our programs.
In order to receive approval of our products by the FDA and comparable foreign regulatory authorities, we must show that we and our CMO partners are able to characterize, control and manufacture our drug products safely and in accordance with regulatory requirements. This includes manufacturing the active ingredient, developing an acceptable formulation, manufacturing the drug product, performing tests to adequately characterize the formulated product, documenting a repeatable manufacturing process, and demonstrating that our drug products meet stability requirements. Meeting these chemistry, manufacturing and control requirements is a complex task that requires specialized expertise. While we have transferred a cGMP manufacturing process for SL-325 to a third-party CMO, we have not yet completed a cGMP manufacturing campaign with the third-party CMO. If we are not able to meet the chemistry, manufacturing and control requirements, we may not be successful in getting our products, including SL-325, approved.
Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.
The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including disruptions caused by government shutdowns, changes in leadership at FDA and/or the department of health and human services, reduced staffing in the federal government, and public health crises. There have been mass layoffs of federal employees since the start of the current presidential administration in January 2025, the impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current presidential administration has led and is expected to continue to lead to changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of U.S. federal regulatory agencies.
We are unable to predict the extent to which the current presidential administration may impose or seek to impose leadership or policy changes at the U.S. federal regulatory agencies responsible for regulating our business or changes to rules and policies impacting our operations. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development of our most advanced product candidate, SL-325, or other product candidates, which could have a material adverse effect on our business.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our product candidate(s), if approved. See “Business-Government Regulation-Other Healthcare Laws and Compliance Requirements” for a more detailed description of the laws that may affect our ability to operate.
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
The process of manufacturing our current and future product candidates is complex and highly regulated. We do not currently own or operate any cGMP manufacturing facilities, and we do not currently have any in-house cGMP manufacturing capabilities. Consequently, we expect to rely on third-party contract manufacturers to produce sufficient quantities of our current and future product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards. While we have transferred a cGMP manufacturing process for our lead product candidate, SL-325, to a third-party contract manufacturer, we have not yet completed a cGMP manufacturing campaign with the third-party CMO, and there can be no assurance that a manufacturer will be able to successfully produce satisfactory product on a timely basis. With legacy programs in the past, the manufacture of our product candidates by third-party manufacturers was, in the normal course of business, negatively impacted by equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. If we are unable to successfully and timely produce sufficient supply of our current and future product candidates, our planned clinical trials may be delayed and materially and adversely harm our business.
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
We have relied, and plan to continue to rely, upon third parties, including independent clinical investigators and third-party CROs, to help establish and conduct certain preclinical studies, nonclinical studies, and future clinical trials and to monitor, record, and manage data for our ongoing preclinical and nonclinical programs and future clinical programs. We currently and in the future expect to rely on these parties for execution of certain preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing, and completion of these preclinical studies, nonclinical studies, and clinical trials and the management of data developed through these preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. If we or any of these third parties fail to comply with applicable good laboratory practice, or good clinical practice regulations, such data may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or nonclinical studies, or clinical trials before approving our marketing applications. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
We may not realize the benefits of any future collaboration or licensing arrangement, and if we fail to enter into new strategic relationships our business, financial condition, commercialization prospects, and results of operations may be materially and adversely affected.
We have in the past entered into, and may decide in the future to enter into, collaborations with pharmaceutical or biopharmaceutical companies for the development and potential commercialization of our product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue, or specific net income that justifies such transaction. We may not be able to control the amount and timing of resources that is required of us to complete our development obligations or that the collaboration partner devotes to the product development or marketing programs. We also may not be able to ensure that any future collaboration partners adequately protect and do not misuse our intellectual property. We and our future collaboration partners may disagree regarding the research plan or the development plan for product candidates on which we are collaborating and disputes could arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources. If our strategic collaborations do not result in the successful development and commercialization of product candidates or if one of our collaborators fails to act under the collaboration agreement or terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. In addition, if a collaboration is terminated, it may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, we were party to collaboration agreements with Takeda and Ono, which were terminated, and will not receive any future funding under those agreements. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate such products or business into our existing operations and company culture.
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
In the ordinary course of our business, we collect, store, and transmit large amounts of confidential information in digital form. Despite the implementation of security measures, our information technology systems and data, and those of our current or future CROs or other contractors and consultants, are vulnerable to compromise or damage from computer hacking, malicious software, fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. While we continue to make investments to improve the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Although, to our knowledge, we have not experienced any material cybersecurity incident to date, if such an event were to occur, it could seriously harm our development programs and our business operations or subject us to litigation or regulatory actions taken by governmental authorities. See the sections titled “Business-Government Regulation-Data Privacy and Security” and “Cybersecurity.” Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price, stockholder value, and financial condition. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections, and paying increased insurance premiums.
In addition, because we collect, store and transmit confidential information in digital form, we, and third parties who we work with, are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations. See the section titled “Business-Government Regulation-Data Privacy and Security” for a more detailed description of the laws that may affect our ability to operate.
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
As of March 27, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. Therefore, these stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
General Risk Factors
Our business could be adversely affected by economic downturns, inflation, fluctuating interest rates, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, natural disasters, public health crises, such as pandemics, political crises, geopolitical events, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, fluctuating interest and inflation rates, changes in trade policies, including tariffs or other trade restrictions or the threat of such action, and uncertainty about economic stability. For example, fluctuating interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending, and ongoing military conflicts throughout the world have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
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
As a public company, we are subject to certain reporting requirements, listing requirements, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could materially and adversely affect our business and operating results. We will no longer qualify as an “emerging growth company” as of January 1, 2026, and will consequently have increased reporting obligations beginning with our Annual Report on Form 10-K for the year ended December 31, 2025. Any additional change in our filer status could trigger a requirement to begin complying with Section 404(b) of the Sarbanes-Oxley Act of 2002, and our independent registered public accounting firm would have to evaluate and report on the effectiveness of internal control over financial reporting, increasing our costs. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
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
As of December 31, 2024, we had U.S. federal and state net operating loss (“NOL”), carryforwards of $195.8 million, which may be available to offset future taxable income. As of December 31, 2024, we also had gross federal tax credits of $21.6 million, which may be used to offset future tax liabilities. These NOLs and tax credit carryforwards began to expire in 2024. Use of our NOL carryforwards and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
In the ordinary course of our business, we collect, use, store, and transmit digitally large amounts of confidential, sensitive, proprietary, personal, and health-related information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to help assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by dedicated information technology resources, including both company and consultant personnel, and led by our Chief Business Officer. The processes include mechanisms, controls, technologies, systems, and other processes designed to help prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and help maintain a stable information technology environment. For example, we conduct penetration and vulnerability testing, data recovery testing, security audits, and ongoing risk assessments of our IT environment. We also conduct technology due diligence on and audits of our key vendors, CROs, and other contractors and suppliers supporting our clinical trials. We also conduct regular employee trainings on cyber and information security. In addition, we consult with experienced outside advisors and experts on a regular basis to assist with assessing, identifying, and managing cybersecurity risks.
Our Chief Business Officer, who reports directly to the Chief Executive Officer, together with certain members of our senior leadership team, are responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework evaluated at least quarterly. Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Our information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches, which could materially and adversely affect our business.”
The Board of Directors, as whole and at the committee level, has oversight for the most significant risks facing us and on our processes to help identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, reviews cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our Chief Business Officer.
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
Item 3. Legal Proceedings
From time to time, we may be involved in legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business. We are not presently a party to any material legal proceedings, and we are not currently aware of any pending or threatened legal proceeding against us that, in the opinion of our management and if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The Nasdaq Global Select Market under the symbol “STTK”. At March 17, 2025, there were approximately 23 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future.
Use of Proceeds from Initial Public Offering of Common Stock
We completed our initial public offering (“IPO”) on October 14, 2020. As a result of the strategic pipeline prioritization and discontinuation of SL-172154, we have changed the “use of proceeds” from the IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on October 13, 2020. We currently expect to use our cash, cash equivalents and investments, which include the remaining net proceeds from our IPO, to advance the preclinical and clinical development of our lead product candidate, SL-325, as well as for general corporate purposes.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

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
Overview
We are a biotechnology company specializing in the development of potential treatments for inflammatory and immune-mediated diseases. We are developing a potentially first-in-class antibody for the treatment of inflammatory bowel disease ("IBD") and other inflammatory and immune-mediated diseases. Our expertise in protein engineering and the development of novel tumor necrosis factor ("TNF") receptor therapeutics come together in our lead program, SL-325, which we believe could be a first-in-class death receptor 3 ("DR3") antagonist antibody.
SL-325 is a high-affinity DR3 blocking monoclonal antibody. In our head-to-head preclinical studies, SL-325 blocked TL1A binding to DR3 better than sequence equivalents of leading TL1A blocking antibodies. We believe that the underlying biological differences in the expression of DR3 and TL1A, and the design characteristics of SL-325, may allow SL-325 to achieve best-in-class clinical remission rates in patients with IBD due to a more complete and durable blockade of the clinically validated DR3/TL1A pathway.
TL1A is the sole known signaling ligand for DR3, and TL1A does not signal through any other receptors. Thus, we believe that the clinical safety profile of TL1A blocking antibodies generated to date in clinical trials conducted by other parties derisks the clinical safety profile for DR3 blockade. The lack of toxicity of SL-325 in our recently completed non-human primate (“NHP”) toxicology study also suggests a potentially favorable clinical safety profile. We engineered SL-325 to lack any Fc gamma receptor binding function, and SL-325 has not shown any evidence to date of antibody dependent cellular cytotoxicity or cellular phagocytosis, which further supports a potentially derisked safety profile. We have demonstrated that SL-325 binds an epitope on DR3 that does not trigger receptor-mediated endocytosis, and the binding of SL-325 to DR3 was shown to be highly durable in our preclinical assays. Because DR3 is expressed on circulating, peripheral blood lymphocytes, we are able to directly measure DR3 receptor occupancy (“RO”), and our preclinical studies suggest that blockade may last for at least one month as a result of the properties of SL-325 and the stable expression of DR3. The RO and pharmacokinetic (“PK”) profile of SL-325 suggests extended dosing intervals, which we intend to further characterize in our upcoming Phase 1 clinical trial. Finally, the human protein decoy receptor 3 (“DcR3”) neutralizes soluble TL1A, Fas Ligand and LIGHT, which all induce a proinflammatory immune response. DcR3 serves as a sink for these proteins, tempering the proinflammatory immune signaling. Thus, it is desirable to block DR3, but not DcR3, to preserve the natural anti-inflammatory role of DcR3. SL-325 binds to DR3 but not to DcR3.
DR3 has a distinct expression pattern from TL1A, and, consequently, blocking the receptor may allow a more complete and durable blockade of the axis, which we believe will translate to improved efficacy in patients with IBD. DR3 and TL1A have distinct expression patterns within the gastrointestinal tract (“GI”) of patients with IBD, including both ulcerative colitis (“UC”) and Crohn’s disease (“CD”). The cells within the GI tract that are capable of expressing TL1A include tissue resident antigen presenting cells and other non-hematopoietic cells. While TL1A is not usually expressed, when antigen presenting cells are exposed to inflammatory signals, a wave of TL1A mRNA expression begins, which peaks within 12 hours and ceases within 24 hours. In contrast, DR3 is stably expressed, primarily by lymphocytes both in the peripheral blood and in tissues. Direct comparison of TL1A and DR3 expression in the GI tracts of patients with IBD shows that TL1A is only upregulated in the actively inflamed areas of the GI tract. In contrast, DR3 is more abundant than TL1A and is upregulated in both actively inflamed parts of the GI tissue and in the adjacent non-inflamed tissue. The absence of TL1A in the non-inflamed areas of the bowel eliminates the mechanism through which TL1A blocking antibodies would be retained in non-inflamed areas of the GI tract. Because inflammation observed in UC and CD can wax and wane in different areas of the bowel over time, stable blockade of DR3 may reduce the spread of inflammation and may contribute to higher rates of clinical and endoscopic remission than what TL1A blocking antibodies have achieved to date.
We are planning initial clinical development of SL-325 for patients with IBD, including UC and CD. The clinical success of several TL1A blocking antibodies to date suggests that SL-325 may have monotherapy disease modifying activity early in clinical development. As described above, we believe that targeting DR3 may be more efficacious than targeting TL1A in patients with IBD. We expect to file an Investigational New Drug ("IND") application for SL-325 in the third quarter of 2025, and we expect to complete enrollment in the full Phase 1 clinical trial in the second quarter of 2026.
Future clinical trials may explore the efficacy of SL-325 in other inflammatory and immune-mediated diseases where the DR3/TL1A axis is implicated.
For the years ended December 31, 2024 and 2023, our net loss was $75.4 million and $87.3 million, respectively. We have not been profitable since inception, and as of December 31, 2024, we had an accumulated deficit of $381.7 million and $73.0 million in cash and cash equivalents and investments. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
•continue to advance the preclinical development and initiate Phase 1 clinical development of our product candidate, SL-325;
•initiate nonclinical studies and clinical trials for additional product candidates that we may identify in the future, including potential bispecific DR3 antagonist antibody product candidates;
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
Global Economic Considerations
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, instability in the global capital and credit markets, supply chain weaknesses, financial institution instability, and instability in the geopolitical environment. Such challenges have caused, and may continue to cause, recession fears, high interest rates, foreign exchange volatility, and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.
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
In February 2024, we entered into a collaboration and license agreement with Ono (the "Ono Agreement") pursuant to which we and Ono collaborated in the research and preclinical development of certain compounds selected by Ono from our pipeline of bifunctional fusion proteins directed toward a pair of prespecified targets for potential treatment of autoimmune and inflammatory diseases. Under the terms of the Ono Agreement, we were primarily responsible for carrying out research activities in accordance with a mutually agreed upon research plan. Pursuant to the Ono Agreement, we granted Ono an exclusive option (the “Option”) to obtain an exclusive, sublicensable license to further research, develop, manufacture and commercialize products containing these specified bifunctional fusion proteins in any therapeutic area worldwide.
On September 30, 2024, we and Ono mutually agreed to terminate the Ono Agreement and Option pursuant to the terms of the agreement. We have completed all obligations under the agreement and have accordingly recognized $5.4 million in revenue pursuant to terms of the Ono Agreement including the $2.0 million paid for the Option.
As of December 31, 2024, we completed our obligations under the collaboration agreement with ImmunoGen (the “ImmunoGen Agreement”), and have recognized all revenue pursuant to the terms of that agreement.
Operating Expense
Research and Development Expense
Our research and development expenses consist primarily of costs incurred in connection with the discovery and development of our current and potential future product candidates. These expenses include:
•expenses incurred to conduct our clinical trials, including expenses associated with clinical trials of SL-325 and any potential product candidates we may advance in the future, as well as the expenses associated with prior clinical trials of SL-172154 and the associated wind-down activities;
•costs of manufacturing nonclinical study and clinical trial materials, including the costs of raw materials required for manufacturing;
•process development activities to optimize manufacturing processes, including the development and validation of Phase 3 and commercial manufacturing processes and analytical methods;
•expenses incurred to conduct our nonclinical studies;
•employee-related expenses, including salaries, benefits, and stock-based compensation;
•laboratory materials and supplies used to support our research activities;
•fees paid to third parties who assist with research and development activities;

•expenses relating to regulatory activities, including filing fees paid to regulatory agencies; and
•allocated expenses for facility-related costs.
The following table summarizes our research and development expenses by product candidate:

	Year ended December 31,
(in thousands)	2024	2023

SL-172154	$27,608	$30,653
SL-325 [1]	4,574	—
Other pipeline compounds	9,923	16,261
Internal costs, including personnel related benefits, facilities, and depreciation	25,106	27,396
Total research and development costs	$67,211	$74,310
1 Expenses for SL-325     that were incurred prior to it being nominated a product candidate are included in other pipeline compounds” in the table above.
Research and development activities are central to our business model. Product candidates in earlier stages of development generally have lower development costs than those in later stages of development. We have discontinued clinical development of SL-172154 and are no longer conducting research activities performed under the Ono Agreement. We are now focused on the preclinical development and future clinical trials of SL-325 and other DR3 targeted assets and conducting additional research on other potential product candidates. As a result of our discontinuing the clinical development of SL-172154 and resulting organizational changes, we expect a decrease in operating expense year-over-year, primarily associated with a reduction in clinical development, manufacturing, process development, and headcount-related costs.
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
General and Administrative Expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, business development, and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation, and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property, corporate, and litigation matters and fees for accounting and tax services.
We expect that our general and administrative expense may decrease in the future due to workforce reductions that occurred as a result of our discontinuing the clinical development of SL-172154. If any of our current or future product candidates advances to clinical development or obtains regulatory approval, we expect that we would incur increased expenses associated with building out the appropriate general and administrative support for our increased research and development activities, or building out a sales and marketing team.
Other Income
Other income consists of interest earned on our cash, cash equivalents and investments, which consists of amounts held in a money market fund and government obligations as well as investment fees and realized gain or losses on investments (if any).

Income Taxes
Since our inception, we have not recorded any income tax benefits for the net operating losses ("NOLs") we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized. Our NOLs and tax credit carryforwards began to expire in 2024. We have recorded a full valuation allowance against our deferred tax assets at each balance sheet date.
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table sets forth our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
(in thousands)	2024	2023	Dollar	Percentage

Collaboration revenue	$5,721	$1,657	$4,064	245.3%
Operating expenses:
Research and development	67,211	74,310	(7,099)	(9.6)%
General and administrative	19,077	19,304	(227)	(1.2)%
Loss from operations	(80,567)	(91,957)	11,390	(12.4)%
Other income	5,157	4,659	498	10.7%
Net loss	$(75,410)	$(87,298)	$11,888	(13.6)%
Collaboration Revenue
Collaboration revenue increased by $4.1 million, or 245.3%, to $5.7 million for the year ended December 31, 2024 from $1.7 million for the year ended December 31, 2023. The increase in collaboration revenue was attributable to the research activities conducted pursuant to the Ono Agreement of $3.4 million, recognition of the $2.0 million Option pursuant to the termination of the Ono Agreement, offset by a decrease in revenue recognized pursuant to the Immunogen Agreement of $1.3 million in 2024. As of December 31, 2024 we have completed our obligations under the Ono and Immunogen Agreements and do not expect to recognize additional revenue pursuant to those agreements.
Research and Development Expense
Research and development expenses decreased by $7.1 million, or 9.6%, to $67.2 million for the year ended December 31, 2024 from $74.3 million for the year ended December 31, 2023. The decrease in research and development expense was primarily due to a decrease in the cGMP manufacture of clinical trial material and other manufacturing related charges of $4.3 million, a decrease in materials consumed in our lab of $2.4 million and a decrease of $2.3 million associated with our reduction in headcount, partially offset by an increase of $2.1 million in preclinical costs associated with our development of SL-325 and other potential pipeline product candidates in 2024.
General and Administrative Expense
General and administrative expenses decreased by $0.2 million, or 1.2%, to $19.1 million for the year ended December 31, 2024 from $19.3 million for the year ended December 31, 2023 and remained relatively flat between periods.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our common stock, pre-funded warrants, convertible preferred stock, and convertible notes, and through collaboration agreements. As of December 31, 2024, we had an accumulated deficit of $381.7 million and $73.0 million of cash and cash equivalents and investments.
On December 26, 2023, we sold 4,651,163 shares of common stock through an underwritten public offering, and concurrently completed a private placement of 3,100,823 pre-funded warrants for net proceeds of $47.6 million. The purchase price per share of common stock was $6.45, and the purchase price per pre-funded warrant was $6.4499 which was the purchase price per share of common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitation of 9.99% post-exercise. As of December 31, 2024, no pre-funded warrants have been exercised and 3,100,823 pre-funded warrants remain outstanding.
In July 2022, we entered into a sales agreement (the “Sales Agreement”), with SVB Securities LLC (the “Sales Agent”), pursuant to which we may offer and sell up to $75.0 million of shares of our common stock from time to time through an at the market offering facility (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of December 31, 2024 there were no sales pursuant to the ATM Facility.
Capital Resources and Funding Requirements
Our primary uses of cash and cash equivalents and investments are to fund our operations, which consist primarily of research and development expenditures related to our programs, product development costs, research expenses, administrative support, capital expenditures related to bringing in-house certain process development and manufacturing capabilities, and working capital requirements. We anticipate that we will continue to incur additional net losses and negative cash flows from operations in the near future until such time, if ever, that we can generate significant sales of our product candidates currently in development. Our future funding requirements will depend on many factors, including:
•the scope, timing, progress and results of discovery, nonclinical development, laboratory testing, and clinical trials for our product candidates;
•the costs of process development and manufacturing our product candidates for preclinical studies and clinical trials, and in preparation for marketing approval and commercialization;
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
We believe that our cash and cash equivalents and investments as of December 31, 2024 are sufficient to fund projected operations into 2027.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(60,515)	$(81,228)
Net cash (used in) provided by investing activities	(8,511)	110,859
Net cash provided by financing activities	787	48,616
Net (decrease) increase in cash and cash equivalents	$(68,239)	$78,247
Net Cash Used in Operating Activities
During the year ended December 31, 2024, net cash used in operating activities was $60.5 million and primarily reflected our net loss of $75.4 million, partially offset by noncash charges of $11.9 million and a net change in our operating assets and liabilities of $3.0 million. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.
During the year ended December 31, 2023, net cash used in operating activities was $81.2 million and primarily reflected by our net loss of $87.3 million and a $4.1 million net change in our operating assets and liabilities, and was offset by noncash charges of $10.2 million related to stock-based compensation expense, depreciation expense, amortization of investments, non-cash operating lease expense and impairment losses.
Net Cash Provided by Investing Activities
During the year ended December 31, 2024, net cash used investing activities was $8.5 million, due primarily to purchases of government securities, net of maturities.
During the year ended December 31, 2023, net cash provided by investing activities was $110.9 million, due to a $111.3 million increase of cash due to maturities of investments, net of purchases, offset by $0.4 million in purchases of equipment.
Net Cash Provided by Financing Activities
During the year ended December 31, 2024, net cash provided by financing activities was $0.8 million, due to the exercise of stock options and purchases pursuant to our employee stock purchase plan.
During the year ended December 31, 2023, net cash provided by financing activities was $48.6 million and was from the sale of common stock and pre-funded warrants, the exercise of stock options and purchases pursuant to our employee stock purchase plan.
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
Upon the amendment of an existing agreement, we evaluate whether the amendment represents a modification to an existing contract that would be recorded through a cumulative catch-up to revenue, prospective modification, or a separate contract. If it is determined that it is a separate contract, we will evaluate the necessary revenue recognition through the five-step process described below.

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
The Black-Scholes and Monte Carlo option-pricing models require the use of subjective assumptions that include the expected stock price volatility and, for options granted prior to our IPO, the fair value of the underlying common stock on the date of grant. See Note 10 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes and Monte Carlo option pricing models to determine the estimated fair value of our stock options granted during the year ended December 31, 2024.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934. as amended, and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data
SHATTUCK LABS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Shattuck Labs, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Shattuck Labs, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Austin, Texas
March 27, 2025

SHATTUCK LABS, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$57,387	$125,626
Investments	15,600	4,999
Prepaid expenses and other current assets	6,228	12,595
Total current assets	79,215	143,220
Property and equipment, net	9,812	13,804
Other assets	2,022	2,540
Total assets	$91,049	$159,564

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,419	$1,587
Accrued expenses and other current liabilities	6,498	9,866
Total current liabilities	8,917	11,453
Non-current operating lease liabilities	2,506	3,406
Total liabilities	11,423	14,859
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized, 47,714,708 shares issued and outstanding at December 31, 2024 and 47,260,108 shares issued and outstanding at December 31, 2023	5	5
Additional paid-in capital	461,339	451,006
Accumulated other comprehensive income	2	4
Accumulated deficit	(381,720)	(306,310)
Total stockholders’ equity	79,626	144,705
Total liabilities and stockholders’ equity	$91,049	$159,564
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Collaboration revenue	$5,721	$1,657
Operating expenses:
Research and development	67,211	74,310
General and administrative	19,077	19,304
Expense from operations	86,288	93,614
Loss from operations	(80,567)	(91,957)
Other income:
Interest income	5,174	4,669
Other	(17)	(10)
Total other income	5,157	4,659
Net loss	$(75,410)	$(87,298)
Unrealized (loss) gain on investments	(2)	881
Comprehensive loss	$(75,412)	$(86,417)
Net loss per share – basic and diluted	$(1.49)	$(2.05)
Weighted-average shares outstanding – basic and diluted	50,758,290	42,600,190
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	42,390,586	$5	$396,041	$(877)	$(219,012)	$176,157
Proceeds from sale of common stock and pre-funded warrants, net of issuance cost	4,651,163	—	47,580	—	—	47,580
Stock-based compensation expense	—	—	6,939	—	—	6,939
Proceeds from exercise of stock options and purchase of common stock pursuant to employee stock purchase plan	158,274	—	499	—	—	499
Issuance of common stock upon settlement of restricted stock units	77,312	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	(17,227)	—	(53)	—	—	(53)
Unrealized gain on investments	—	—	—	881	—	881
Net loss	—	—	—	—	(87,298)	(87,298)
Balance at December 31, 2023	47,260,108	$5	$451,006	$4	$(306,310)	$144,705
Exercise of stock options and purchases pursuant to employee stock purchase plan	336,005	—	1,255	—	—	1,255
Issuance of common stock upon settlement of restricted stock units	164,153	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	(45,558)	—	(451)	—	—	(451)
Stock-based compensation expense	—	—	9,546	—	—	9,546
Proceeds from sale of common stock	—	—	(17)	—	—	(17)
Unrealized loss on investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(75,410)	(75,410)
Balance at December 31, 2024	47,714,708	$5	$461,339	$2	$(381,720)	$79,626
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(75,410)	$(87,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,546	6,939
Depreciation	3,829	4,042
Non-cash operating lease expense	428	364
Impairment loss	222	303
Net amortization of investments	(2,151)	(1,483)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,367	10,458
Other assets	90	165
Accounts payable	832	(5,629)
Accrued expenses and other current liabilities	(3,368)	(8,293)
Non-current operating lease liabilities	(900)	(796)
Net cash used in operating activities	(60,515)	(81,228)
Cash flows from investing activities:
Sales and maturities of investments	85,100	190,999
Purchases of investments	(93,552)	(79,733)
Purchase of property and equipment	(59)	(407)
Net cash (used in) provided by investing activities	(8,511)	110,859
Cash flows from financing activities:
Proceeds from the exercises of stock options and purchases pursuant to employee stock purchase plan	1,255	499
Taxes paid related to net share settlement of equity awards	(451)	(53)
Proceeds from sale of common stock and prefunded warrants net of issuance cost	(17)	48,170
Net cash provided by financing activities	787	48,616
Increase (decrease) in cash and cash equivalents	(68,239)	78,247
Cash and cash equivalents, beginning of period	125,626	47,379
Cash and cash equivalents, end of period	$57,387	$125,626

Supplemental disclosures of non-cash investing and financing activities
Unpaid amounts for direct offering costs	$—	$339
Deferred offering cost paid in prior period	$—	$251
Unpaid amounts related to purchase of property and equipment	$—	$71
See accompanying notes to financial statements

SHATTUCK LABS, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization and Description of Business
Shattuck Labs, Inc. (the “Company”) was incorporated in 2016 in the State of Delaware and is a biotechnology company specializing in the development of potential treatments for inflammatory and immune-mediated diseases. Shattuck is developing a potentially first-in-class antibody for the treatment of inflammatory bowel disease and other inflammatory and immune-mediated diseases. Shattuck’s expertise in protein engineering and the development of novel tumor necrosis factor receptor agonist and antagonist therapeutics come together in its lead program, SL-325, which it believes could be a first-in-class death receptor 3 ("DR3") antagonist antibody designed to achieve best-in-class clinical remission rates due to a more complete and durable blockade of the clinically validated TL1A/DR3 pathway.
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $381.7 million as of December 31, 2024. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements, and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and investments of $73.0 million as of December 31, 2024 are sufficient to fund projected operations of the Company for at least the next twelve months.
Global Economic Considerations
The global macroeconomic environment is uncertain and could be negatively affected by, among other things, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, instability in the global capital and credit markets, supply chain weaknesses, financial institution instability, and instability in the geopolitical environment. Such challenges have caused, and may continue to cause, recession fears, high interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on its future operations.
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
All of the Company’s revenue in 2024 was derived from collaborations with Ono Pharmaceutical Co., Ltd. (“Ono”) and ImmunoGen, Inc. (“ImmunoGen”) (acquired by AbbVie in February 2024) and in 2023 the Company’s revenue was derived from a collaboration agreement with ImmunoGen and a collaboration agreement with another third-party pharmaceutical company. As of December 31, 2024, all services required pursuant to each collaboration agreement have been completed.
The Company is highly dependent on a limited number of contract development and manufacturing organizations (“CDMOs”) to supply drug products for its research and development activities of its programs, including nonclinical studies. The Company is highly dependent on a single CDMO for the supply of cGMP drug product for its clinical trials. These programs could be adversely affected by a significant interruption in the supply of such drug products.
The Company is highly dependent on a limited number of contract research organizations (“CROs”) and third-party service providers to manage and support its clinical trials. These programs could be adversely affected by a significant disruption in services provided by these CROs and third parties.
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $2.2 million held in operating accounts and $55.2 million held in money market funds as of December 31, 2024 and $4.8 million held in operating accounts, $81.1 million held in money market funds and $39.7 million in U.S. government securities, as of December 31, 2023.
Investments
The Company's investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. As of December 31, 2024 and 2023, there were no impairments related to credit losses of investments.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. In the years ended December 31, 2024 and 2023, the Company recorded $0.2 million and $0.3 million, respectively, of impairment losses related to lab equipment that was determined to no longer be needed, which is included in the Company's research and development costs.
Leases
The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The classification of the Company's leases as operating or finance leases, along with the initial measurement and recognition of the associated ROU assets and lease liabilities, are performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company's operating leases is recognized on a straight-line basis over the lease term. Operating lease ROU assets and long-term operating lease liabilities are presented separately and operating lease liabilities payable in the next 12 months are recorded in accrued expenses and other current liabilities. The Company has elected to not apply the recognition requirement of Accounting Standards Codification (“ASC”) 842, Leases of the Financial Accounting Standards Board (“FASB”) to leases with a term of 12 months or less for all classes of assets.
Commitments and Contingencies
The Company follows ASC 450-20, Contingencies of the FASB to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.
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
Upon the amendment of an existing agreement, the Company evaluates whether the amendment represents a modification to an existing contract that would be recorded through a cumulative catch-up to revenue, prospective modification, or a separate contract. If it is determined that it is a separate contract, the Company will evaluate the necessary revenue recognition through the five-step process described below.
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
Research and Development Services: The Company will record costs associated with development and process optimization activities as research and development expenses in the statements of operations and comprehensive loss consistent with ASC 730, Research and Development. The Company considered the guidance in ASC 808, Collaborative Arrangements (“ASC 808”) and will recognize the payments received from these agreements as revenue when the related costs are incurred.
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

Pre-Funded Warrants
The Company’s pre-funded warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company determined that the sales price of the pre-funded warrants was their fair market value at the date of issuance.
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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as of December 31, 2024 and 2023, as they would be anti-dilutive:

	As of December 31,
	2024	2023
Stock options	6,573,172	4,942,164
Unvested restricted stock units	817,350	590,403
	7,390,522	5,532,567

Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of the net loss and unrealized gains and losses on investments.
Recently Adopted Accounting Pronouncement
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, (“ASU No. 2023-07”) to require enhanced disclosures that include reportable segment expenses. The amendments in this update provide that a business entity disclose significant segment expenses and segment profit or loss (after significant segment expenses), and allows reporting of additional measures of a segment’s profit or loss if used in assessing segment performance. Such disclosures apply to entities with a single reportable segment. These amendments were effective for the Company in 2024 and retrospectively to all prior periods using the significant segment expense categories identified. The impact of the adoption of the amendments in this update was not material to the Company’s financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s consolidated financial statements. The Company presented the effects of the adoption of ASU 2023-07 in Note 13. Segment Reporting.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which is intended to provide more detailed information about specified categories of expenses (employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its financial statements and disclosures.
3. Fair Value of Financial Instruments
The following table represents the Company’s available-for-sale investments and money market funds by major security type (amounts in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$15,598	$2	$15,600
Cash Equivalents:
Money market funds	55,233	—	55,233
Total	$70,831	$2	$70,833

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$4,998	$1	$4,999
Cash Equivalents:
Money market funds	81,138	—	81,138
U.S. government securities	39,657	3	39,660
Total	$125,793	$4	$125,797
The Company’s money market funds are valued using Level 1 inputs and the Company’s US government securities are valued using level 2 inputs. The Company’s holdings of U.S. government securities at December 31, 2024 matured the first week of January 2025.
4. Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2024	2023
Lab equipment	$15,288	$15,469
Leasehold improvements	7,097	7,097
Furniture and fixtures	452	452
Office equipment	192	192
Construction in progress	—	100
Property and equipment, gross	23,029	23,310
Less: Accumulated depreciation and amortization	(13,217)	(9,506)
Property and equipment, net	$9,812	$13,804
Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $3.8 million and $4.0 million, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (amounts in thousands):

	December 31,
	2024	2023
Research contract costs	$2,900	$4,235
Compensation and related benefits	2,288	3,794
Operating lease liabilities	900	796
Other	410	1,041
Total accrued expenses and other current liabilities	$6,498	$9,866
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

The following table summarizes the Company’s recognition of its operating leases (in thousands):

	December 31,
Balance Sheet Classification	2024	2023
Other assets	$1,843	$2,271

Accrued expenses and other current liabilities	$900	$796
Non-current operating lease liabilities	2,506	3,406
Total liabilities	$3,406	$4,202
The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

	December 31,
	2024	2023
Lease term (years)	3.5	4.5
Discount rate	8.6%	8.6%
The Company incurred rent expense for its operating leases of $0.8 million for the years ended December 31, 2024 and 2023, which is included within operating expenses in the statements of operations and comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2024 and 2023 was $1.1 million and $1.0 million, respectively, and was included in net cash used in operating activities in the statement of cash flows.
The maturities of the Company’s operating lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$1,152
2026	1,093
2027	848
2028	874
2029	—
Thereafter	—
Total lease payments	3,967
Less imputed interest	(561)
Lease liability	$3,406
7. Commitments and Contingencies
Kopfkino License Agreement
The Company is party to an Exclusive License Agreement (the “Kopfkino License Agreement”), with Kopfkino IP, LLC. As of October 2024, the Company discontinued clinical development of its SL-172154 product candidate that was subject to the Kopfkino License Agreement. The Company retains the exclusive license, but does not have any plans for clinical development or commercialization of any products that would be subject to the Kopfkino License Agreement and, therefore, the Company does not expect to owe milestone payments or royalties under the agreement.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of December 31, 2024, the Company was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.
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
8. Collaboration Agreements
Ono Pharmaceutical Co., Ltd.
In February 2024, the Company entered into a collaboration and license agreement (the “Ono Agreement”) with Ono, pursuant to which the parties collaborated in the research and preclinical development of certain compounds selected by Ono from the Company’s pipeline of bifunctional fusion proteins directed toward a pair of prespecified targets for potential treatment of autoimmune and inflammatory diseases. On September 30, 2024, the Company and Ono mutually agreed to terminate the Ono Agreement. Following the mutual termination, the Company is no longer required to satisfy any remaining performance obligations, and will not receive any future research activity reimbursements or upfront, milestone, or royalty payments from Ono. All options and licenses held by Ono under the Ono Agreement were terminated.
The Ono Agreement was a collaborative arrangement under ASC 808 as both companies were active participants that were exposed to significant risks and rewards. However, since the units of account identified under ASC 808 followed a typical vendor/customer relationship, the Company accounted for the transaction under ASC 606.
Under the Ono Agreement, the Company granted Ono an exclusive option (the “Option”) to obtain an exclusive, sublicensable license to further research, develop, manufacture and commercialize products containing the specified bifunctional fusion proteins in any therapeutic area worldwide. The Company determined that the contingent promise to provide the license upon the exercise of the Option should be accounted for as a customer option, and the $2.0 million amount allocated to that Option was recognized as revenue in 2024 pursuant to the termination of the Ono Agreement.
The Company identified a single performance obligation consisting of the preclinical research activities to develop certain bifunctional fusion proteins. The Company recognized revenue for the preclinical research activities as the services were performed using an inputs method. The Company recognized revenue pursuant to the Ono Agreement for the preclinical research activities of $3.4 million for the year ended December 31, 2024, and did not recognize any revenue pursuant to the Ono Agreement for the year ended December 31, 2023.
ImmunoGen
In 2022, the Company entered into the collaboration agreement with ImmunoGen (the “ImmunoGen Agreement”), pursuant to which ImmunoGen agreed to reimburse the Company for $2.0 million of the costs the Company incurred in the Phase 1B combination cohort evaluating SL-172154 in combination with mirvetuximab soravtansine in patients with platinum-resistant ovarian cancer. The Company dosed its first patient with mirvetuximab soravtansine in 2023 and completed all of its obligations under the ImmunoGen Agreement in the second quarter of 2024. The Company recognized revenue of $0.3 million and $1.7 million pursuant to the ImmunoGen Agreement for the years ended December 31, 2024 and 2023, respectively.
9. Equity
The Company is authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will receive ratably any dividends declared by the Company’s board of directors (the “Board”) out of funds legally available. In the event of the Company’s liquidation, dissolution or winding-up, the holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of or provision for any liabilities. As of the periods presented, no common stock dividends had been declared by the Board. As of December 31, 2024, none of the 10,000,000 shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
On December 26, 2023, the Company sold 4,651,163 shares of common stock through an underwritten public offering, and concurrently completed a private placement of 3,100,823 pre-funded warrants for net proceeds of $47.6 million. The purchase price per share of common stock was $6.45, and the purchase price per pre-funded warrant was $6.4499 which was the purchase price per share of common stock, minus the $0.0001 per share exercise price of such pre-funded warrant. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitation of 9.99% post-exercise. As of December 31, 2024, no pre-funded warrants have been exercised, and 3,100,823 pre-funded warrants remain outstanding.
In July 2022, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Securities LLC (the “Sales Agent”), pursuant to which it may offer and sell up to $75.0 million of shares of its common stock from time to time through an at the market offering facility (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of December 31, 2024, there were no sales pursuant to the ATM Facility.
10. Stock-Based Compensation and Employee Benefit Plans
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding common stock on December 31st of the preceding calendar year. The Board may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. As of December 31, 2024, there were 3,586,601 shares of common stock available for future grants. On January 1, 2025, the share reserve automatically increased by 1,908,588 shares. The 2020 Plan permits the granting of options, stock appreciation rights, RSUs, performance stock, and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. The Company has also granted awards with certain market based conditions.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) became effective in connection with the Company’s initial public offering (“IPO”) and as of December 31, 2024, a total of 1,660,229 shares of common stock are reserved for issuance under the 2020 ESPP. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period prior to December 31, 2024, and 2,000 shares for purchase periods beginning in 2025. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The Board elected not to increase the share reserve for the ESPP on January 1, 2025. During the years ended December 31, 2024 and 2023, the Company issued 17,246 and 23,020 shares, respectively, of common stock for aggregate cash proceeds of less than $0.1 million each year.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying audited statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$4,894	$3,462
General and administrative	4,652	3,477
Total stock-based compensation	$9,546	$6,939

The following table summarizes option activity under the 2020 Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2023	4,942,164	$7.21	7.62
Granted	2,701,468	7.25
Exercised	(318,759)	3.81
Forfeited	(751,701)	8.9
Balance at December 31, 2024	6,573,172	$7.19	6.9
Vested and expected to vest	6,327,015	$7.24	6.84
Exercisable at the end of the period	3,594,419	$7.69	5.66
Options granted during the years ended December 31, 2024 and 2023 had weighted-average grant-date fair values of $5.73 and $2.50 per share, respectively. As of December 31, 2024, the unrecognized compensation cost for options issued was $12.3 million and will be recognized over an estimated weighted-average amortization period of 2.18 years. The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $1.7 million and $0.4 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2024 was $0.1 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the year ended December 31, 2024:

	Awards	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2023	590,403	$4.80
Granted	638,476	10.09
Vested	(164,153)	5.05
Forfeited	(247,376)	7.64
Balance at December 31, 2024	817,350	8.02
The Company recognized $2.2 million and $0.8 million of stock-based compensation related to RSUs as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the unrecognized compensation cost for RSUs issued was $5.1 million and will be recognized over an estimated weighted-average amortization period of 2.53 years. The fair value of each RSU is based on the fair value of the Company's common stock on the date of the grant.
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
The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
2020 Plan
Expected term - years	6.02	6.08
Expected volatility	97.4%	84.8%
Risk-free interest rate	4.2%	3.6%
Expected dividends	$—	$—
For the year ended December 31, 2024, there were no options granted that required the use of the Monte Carlo option pricing model. For the year ended December 31, 2023, the grant-date fair value of options calculated using the Monte Carlo option pricing model granted under the Company’s 2020 Plan were estimated using the following assumptions.

2020 Plan	Year Ended December 31, 2023
Expected term - years	4
Expected volatility	80.0%
Risk-free interest rate	3.6%
Expected dividends	$—
The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023
2020 ESPP
Expected term - years	0.5	0.5
Expected volatility	115.1%	85.5%
Risk-free interest rate	5.1%	4.0%
Expected dividends	$—	$—
Employee Benefit Plans
The Company sponsors a 401(k) retirement plan in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company made matching contributions of $0.6 million and $0.7 million to the plan for the years ended December 31, 2024 and 2023, respectively.

11. Income Taxes
The Company recorded no federal provision for income taxes as of December 31, 2024 and 2023 due to reported net losses since inception. A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2024 and 2023 (amounts in thousands):

	Year Ended December 31,
	2024	2023
Income tax benefit computed at federal statutory tax rate	$(15,809)	$(18,332)
Change in valuation allowance	19,231	21,347
General business credits	(4,740)	(4,392)
Stock compensation	348	486
Change in uncertain tax position	948	878
Other	22	13
Income tax benefit	$—	$—
Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2024	2023
Deferred tax asset:
Net operating loss carryforwards	$41,131	$31,393
Accrued expenses and other	1,142	1,827
Stock compensation	3,727	2,431
Credit carryforwards	17,406	13,614
Capital loss carryforwards	576	583
Capitalized R&D expense	32,121	27,210
Lease liabilities	715	882
Gross deferred tax asset	96,818	77,940
Less valuation allowance	(95,622)	(76,386)
Net deferred tax asset	1,196	1,554
Deferred tax liability:
Depreciation and amortization	(533)	(744)
Prepaid expenses	(276)	(334)
Lease assets	(387)	(476)
Total deferred tax liability	(1,196)	(1,554)
Total net deferred tax asset	$—	$—
The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by $19.2 million and $21.3 million during the years ended December 31, 2024 and 2023, respectively, primarily due to continuing loss from operations, general business credit carryforwards, and accrued expenses.
As of December 31, 2024 and 2023, the Company had gross U.S. net operating loss (“NOL”) carryforwards of $195.8 million and $149.5 million, respectively. Additionally, as of December 31, 2024 and 2023, the Company had gross U.S. tax credit carryforwards of $21.6 million and $16.9 million, respectively. As of December 31, 2024 and 2023, the Company had capital loss carryforwards of $2.7 million. As of December 31, 2024 and 2023, the Company had gross state NOL carryforwards of $0.0 million and $0.2 million, respectively. The NOL, capital loss, and tax credit carryforwards began to expire in 2024. The NOL, capital loss, and credit carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the NOL or credit carryforwards are utilized.
Section 382 of the Internal Revenue Code limits the utilization of U.S. NOLs following a change of control. After the 2019 financial statements were filed, the Company completed a Section 382 study from formation through October 14, 2020. Although an ownership change occurred during 2020, no deferred tax assets were impacted by the limitation.

A reconciliation of the Company’s liability for unrecognized tax benefits is as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Balance, beginning of the year	$3,258	$2,380
Increase for tax positions related to the current year	705	642
Increase for tax positions related to prior years	243	236
Balance, end of year	$4,206	$3,258
All of the Company’s gross unrecognized tax benefits, if recognized, would affect its effective tax rate. The Company does not expect unrecognized tax benefits to decrease within the next twelve months due to the lapse of statute limitations. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2024, the Company has not accrued any interest or penalties related to unrecognized tax benefits.
The Company files income tax returns in the U.S. and state jurisdictions. The Company is subject to examination by taxing authorities in its significant jurisdictions for the 2021, 2022, and 2023 tax years. There are currently no federal or state income tax audits in progress.
12. Discontinuation of SL-172154 Clinical Development
On October 1, 2024, the Company approved a restructuring plan to prioritize the development of the Company’s DR3 program. The restructuring plan optimized the Company’s cost structure by aligning the size and structure of its workforce with the Company’s current goals and strategy. The organizational realignment included the discontinuation the Company’s SL-172154 program in view of overall survival data readouts from its clinical trial in higher-risk myelodysplastic syndromes and acute myeloid leukemia. Approximately 40% of Shattuck’s workforce was impacted by the changes. As a result of this restructuring, the Company incurred one-time termination benefits of $1.0 million that was recorded in the research and development and general and administrative line items in the Company’s Statements of Operations and Comprehensive Loss. The Company recognized this expense in the fourth quarter of 2024 and paid $0.9 million in 2024 and $0.1 million in January 2025.

13. Segment Reporting
The Company has one reportable and operating segment, which is engaged in the business of drug discovery and development. The Company’s chief operating decision maker (“CODM”) is the Company’s chief executive officer. The CODM uses the Company’s net loss to monitor actual results versus the budget in assessing segment performance and the allocation of resources. The measure of segment assets is reported on the balance sheets as total assets. Accounting policies for segment reporting are the same as the accounting policies disclosed in footnote 2.
The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	Year Ended December 31,
	2024	2023
Collaboration revenue	$5,721	$1,657
Operating expenses:
Research and development:
SL-172154	27,608	30,653
SL-325[1]	4,574	—
Other research and development[2]	16,010	22,343
Research and development non-equity compensation	14,125	17,852
Research and development equity compensation	4,894	3,462
Total research and development	67,211	74,310
General and administrative expenses:
General and administrative non-equity compensation	5,858	6,874
General and administrative equity compensation	4,653	3,478
Other general and administrative including legal and accounting fees, facilities, insurance, travel and depreciation	8,566	8,952
Total general and administrative	19,077	19,304
Expense from operations	86,288	93,614
Loss from operations	(80,567)	(91,957)
Other income:
Interest income	5,174	4,669
Other	(17)	(10)
Total other income	5,157	4,659
Net loss	$(75,410)	$(87,298)
1 Expenses for SL-325 that were incurred prior to it being nominated a product candidate are included in “other research and development”.
2 Other research and development expense includes technical operations expense of $4.2 million and $8.6 million, other research and development expense (primarily includes research activities for other pipeline compounds and facility expenses) of $8.2 million and $9.9 million and depreciation expense of $3.6 million and $3.9 million for the years ended December 31, 2024 and 2023, respectively.

14. Subsequent Events
None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Trading Plans
During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Except as provided below, the information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, including under the headings “Information Regarding Director Nominees and Continuing Directors,” “Corporate Governance,” “Insider Trading Policy,” “Executive Officers,” and, as applicable, “Delinquent Section 16(a) Reports.”
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on our website located at ir.shattucklabs.com, under “Governance.” We intend to disclose on our website future amendments to certain provisions of the code, and waivers of the code granted to executive officers and directors, that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K within four business days following the date of the amendment or waiver

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement, including under the headings “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlock.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement, including under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement, including under the heading “Ratification of Independent Auditor Selection.”

Part IV.
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(a) Financial Statements.
See Index to Financial Statements at Part II, Item 8 “Financial Statements and Supplementary Data.”
(b) Financial Statement Schedules.
No financial statement schedules are provided because the information called for is not required or is included in the financial statements or the notes thereto.
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

10.08+
Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Andrew R. Neill (incorporated by reference from Exhibit 10.12 of The Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.09+
Employment Agreement, dated December 9, 2019, by and between Shattuck Labs, Inc. and Casi DeYoung (incorporated by reference from Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.10+
Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Casi DeYoung (incorporated by reference from Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593))

10.11+
Employment Agreement, dated June 1, 2021, by and between Shattuck Labs, Inc. and Abhinav Shukla (incorporated by reference from Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on February 29, 2024 (Commission File No. 001-39593))

10.12+
2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.9 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 5, 2020 (Commission File No. 333-248918)).

10.13+
2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.10 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 5, 2020 (Commission File No. 333-248918)).

10.14+
Form of Stock Option Grant Notice and Stock Option Agreement for Executives under the 2020 Employment Incentive Plan (incorporated by reference from Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on February 29, 2024 (Commission File No. 001-39593))

10.15+
Form of Stock Option Grant Notice and Stock Option Agreement for Board of Directors under the 2020 Employment Incentive Plan (incorporated by reference from Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on February 29, 2024 (Commission File No. 001-39593))

10.16+
Form of Restricted Stock Unit Grant Notice and Stock Option Agreement under the 2020 Employment Incentive Plan (incorporated by reference from Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on February 29, 2024 (Commission File No. 001-39593))

10.17+*	Non-Employee Director Compensation Policy, as Amended

10.18
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

10.20
Sales Agreement, dated July 29, 2022, between Shattuck Labs, Inc. and SVB Securities LLC (incorporated by reference from Exhibit 10.1 of Shattuck’s Current Report on Form 8-K filed on July 29, 2022 (Commission File No. 001-39593))

10.21
Clinical Trial and Collaboration and Supply Agreement dated February 4, 2022 by and between Shattuck Labs, Inc, and Immunogen (incorporated by reference from Exhibit 10.25 of Shattuck’s Annual Report on Form 10-K filed on February, 2023 (Commission File No. 001-39593))

10.22
Securities Purchase Agreement, dated December 21, 2023, by and between Shattuck Labs, Inc. and each purchaser identified on Annex A thereto (incorporated by reference from Exhibit 10.1 of Shattuck’s Current Report on Form 8-K filed on December 22, 2023 (Commission File No. 001-39593))

10.23
Registration Rights Agreement, dated December 21, 2023, by and between Shattuck Labs, Inc. and the several purchasers signatory thereto (incorporated by reference from Exhibit 10.2 of Shattuck’s Current Report on Form 8-K filed on December 22, 2023 (Commission File No. 001-39593))

10.24	Master Services Agreement, dated November 18, 2024, by and between Shattuck Labs, Inc and Kemwell Biopharma Private, Ltd.

19.1*	Insider Trading Policy

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

97.1*	Incentive Compensation Clawback Policy (incorporated by reference from Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed on February 29, 2024 (Commission File No. 001-39593))

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March 2025

Shattuck Labs, Inc.

Date: March 27, 2025	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber
Chief Executive Officer
(principal executive officer)

Date: March 27, 2025	By:	/s/ Andrew R. Neill
Andrew R. Neill
Chief Financial Officer
(principal financial and accounting officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Taylor Schreiber, Andrew R. Neill and Stephen Stout, and each of them, as true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign in any and all capacities (including, without limitation, the capacities listed below), this Annual Report on Form 10-K, any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to enable the registrant to comply with the provisions of the Securities Exchange Act and all the requirements of the Securities and Exchange Commission, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates set forth opposite their names.

Signature	Title	Date

/s/ Dr. Taylor Schreiber	Chief Executive Officer and Director	March 27, 2025
Dr. Taylor Schreiber	(principal executive officer)

/s/ Andrew R. Neill	Chief Financial Officer	March 27, 2025
Andrew R. Neill	(principal financial and accounting officer)

/s/ Dr. George Golumbeski	Chairman of the Board	March 27, 2025
Dr. George Golumbeski

/s/ Helen M. Boudreau	Director	March 27, 2025
Helen M. Boudreau

/s/ Dr. Neil Gibson	Director	March 27, 2025
Dr. Neil Gibson

/s/ Dr. Carrie Brownstein	Director	March 27, 2025
Dr. Carrie Brownstein

/s/ Michael Lee	Director	March 27, 2025
Michael Lee

/s/ Tyler Brous	Director	March 27, 2025
Tyler Brous

/s/ Dr. Kate Sasser	Director	March 27, 2025
Dr. Kate Sasser

/s/ Dr. Clay Siegall	Director	March 27, 2025
Dr. Clay Siegall