Form 10-K/A
period 2024-12-31
Shattuck Labs, Inc.
filed 2025-04-30
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of April 1, 2025, the registrant had 47,899,240 shares of common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
None.

Auditor Firm ID:	185	Auditor Name:	KPMG LLP	Auditor Location:	Austin, TX, USA

EXPLANATORY NOTE
Shattuck Labs, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Original Report”). This Amendment is being filed for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K not included in the Original Report.
The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Report in reliance on the SEC’s general instructions to the Form 10-K, which permit the information in the above referenced items to be incorporated in a Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year-end. We are filing this Amendment to include Part III information in the Original Report because our definitive proxy statement containing this information will not be filed before that date.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, no other changes have been made to the Original Report and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Report. This Amendment does not reflect events that may have occurred subsequent to the date of filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report.

SHATTUCK LABS, INC.
TABLE OF CONTENTS
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Corporate Governance
Our business affairs are managed under the direction of our Board of Directors (the “Board”). Our Board is divided into three classes, with members of each class holding office for staggered three-year terms. There are currently three Class I directors, whose terms expire at the 2027 Annual Meeting of Stockholders; three Class II directors, whose terms expire at the 2025 Annual Meeting of Stockholders; and three Class III directors, whose terms expire at the 2026 Annual Meeting of Stockholders.
Principles of Corporate Governance
Our Board has adopted a set of Principles of Corporate Governance as a framework for the governance of the Company, which is posted on our website located at ir.shattucklabs.com, under “Governance.”
Code of Conduct
Our Board has adopted a Code of Business Conduct and Ethics that establishes the standards of ethical conduct applicable to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. It addresses, among other matters, compliance with laws and policies, conflicts of interest, corporate opportunities, regulatory reporting, external communications, confidentiality requirements, insider trading, proper use of assets and how to report compliance concerns.
A copy of the code is available on our website located at ir.shattucklabs.com, under “Governance.” We intend to disclose future amendments to certain provisions of the code, and waivers of the code granted to our executive officers and directors, on our website to the extent required by applicable rules. Our Board is responsible for applying and interpreting the code in situations where questions are presented to it.
Insider Trading Policies and Prohibitions on Hedging
We have adopted insider trading policies and procedures governing the purchase, sale and other transactions in Company securities by the Company’s directors, officers, employees and consultants, as well as the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards.
Our Insider Trading Policy includes provisions that prohibit our employees, officers, directors and consultants from engaging in, with respect to Company securities: (a) short-term trading; (b) short sales; (c) transactions involving publicly traded options or other derivatives, such as trading in puts or calls with respect to Company securities; and (d) hedging transactions.
Audit Committee and Audit Committee Financial Expert
Our Board has a separately designated Audit Committee comprised solely of independent directors. Helen M. Boudreau qualifies as an “audit committee financial expert,” as that term is defined in the rules and regulations established by the SEC, and all members of the Audit Committee are “financially literate” under Nasdaq listing rules.

Management and the Board
Biographical and other information regarding our executive officers and directors is set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age (as of April 30, 2025)	Position
Executive Officers
Taylor Schreiber, M.D., Ph.D.	45	Chief Executive Officer and Director
Abhinav Shukla, Ph.D.	52	Chief Technical Officer
Arunthathy Nirmalini (Lini) Pandite, M.B.Ch.B.	66	Chief Medical Officer
Casi DeYoung	54	Chief Business Officer
Andrew R. Neill	39	Chief Financial Officer
Stephen Stout, Ph.D.	50	General Counsel, Corporate Secretary and Chief Ethics and Compliance Officer
Non-Employee Directors
Helen M. Boudreau	59	Audit Committee*
Tyler Brous	42	Audit Committee; Compensation Committee*
Carrie Brownstein, M.D.	55	Nominating and Corporate Governance Committee
Neil Gibson, Ph.D.	69	Audit Committee; Nominating and Corporate Governance Committee*
George Golumbeski, Ph.D.	68	Chairman of the Board; Compensation Committee
Michael Lee	46
A. Kate Sasser, Ph.D.	48	Nominating and Corporate Governance Committee
Clay Siegall, Ph.D.	64	Compensation Committee
*Committee Chairperson
Taylor Schreiber, M.D., Ph.D. Dr. Schreiber is a co-founder of Shattuck Labs. He served as our Chief Scientific Officer from January 2017 until January 2020, when he became our Chief Executive Officer, and has been a member of our Board since 2017. From March 2014 to July 2015, Dr. Schreiber served as Vice President of Research & Development of Heat Biologics, Inc., an immunotherapy-focused biotechnology company, and subsequently served as Chief Scientific Officer of Heat Biologics until December 2016. From January 2011 to March 2017, he also served as Chairman of the Scientific Advisory Board of Pelican Therapeutics, Inc., an immunotherapy company. Dr. Schreiber earned his B.A. in Biology from Bucknell University and his M.D. and Ph.D. from the Sheila and David Fuente Program in Cancer Biology at the University of Miami Miller School of Medicine.
We believe Dr. Schreiber is qualified to serve on our Board because of his extensive experience in the biopharmaceutical industry.
Abhinav Shukla, Ph.D. Dr. Shukla has served as our Chief Technical Officer since June 2021. Prior to joining the Company, from March 2020 to June 2021, Dr. Shukla served as the Chief Technical Operations Officer of Redpin Therapeutics, a gene therapy company, where he was responsible for all aspects of process, analytical and formulation development, and cGMP manufacturing. Previously, he held several senior leadership positions, including Vice President of Manufacturing at CRISPR Therapeutics AG (Nasdaq: CRSP), a biotechnology company, from April 2019 to November 2019, and Vice President and Head of Biologics Process Development at Shire plc, a biopharmaceutical company, from June 2018 to April 2019. Dr. Shukla served in several roles at KBI Biopharma Inc., a contract development and manufacturing company, from November 2011 to June 2018, including as Senior Vice President of Process Development and Manufacturing, where he helped build the foundation for their contract process development and manufacturing business. He served in a senior role helping to commercialize multiple biologic therapies at Bristol-Myers Squibb (NYSE: BMY), a pharmaceutical company, from 2006 to 2011 and in a senior technical role at Amgen Inc. (Nasdaq: AMGN), a biopharmaceutical company, from 2000 to 2006. Dr. Shukla received his undergraduate degree from the Indian Institute of Technology, Delhi and his Ph.D. in Chemical and Biochemical Engineering from Rensselaer Polytechnic Institute.

Arunthathy Nirmalini (Lini) Pandite, M.B.Ch.B. Dr. Pandite has served as our Chief Medical Officer since July 2017. From May 2015 to June 2017, Dr. Pandite served as Head of Global Clinical Development and Senior Vice President at Adaptimmune Therapeutics plc (Nasdaq: ADAP), a clinical-stage biopharmaceutical company, where she was responsible for clinical development of the company’s immuno-oncology pipeline. From May 2001 to April 2015, Dr. Pandite served in a number of roles at GlaxoSmithKline plc (NYSE: GSK), including as Vice President, Medicines Development Leader, and Head Unit Physician for Oncology. Dr. Pandite was an attending physician at Sylvester Comprehensive Cancer Center/Jackson Memorial Hospital in Miami from January 1998 to November 2000 and at Dana Farber Cancer Institute in Boston from July 1993 to August 1996, and has held academic appointments at Harvard University and the University of Miami. She served on the board of Codiak BioSciences, Inc. (formerly Nasdaq: CDAK) from August 2021 to July 2023. She earned her M.B.Ch.B. from the University of Liverpool, England and her M.B.A. from Duke University.
Casi DeYoung. Ms. DeYoung has served as our Chief Business Officer since December 2019. From June 2018 to December 2019, Ms. DeYoung served as Vice President and Chief Operating Officer for ImmuneSensor Therapeutics, an immunotherapy-focused biotechnology company, where she was responsible for corporate strategy, start-up operations, intellectual property, oversight of the company’s first IND filing and the initiation of a first-in-human Phase I clinical trial. She served as Chief Business Officer at Mirna Therapeutics, Inc., an oncology-focused biopharmaceutical company, from March 2014 to June 2017, Vice President of Business Development at Reata Pharmaceuticals, Inc. (Nasdaq: RETA), a clinical-stage biopharmaceutical company, from May 2008 to December 2013, Vice President of Business Development at ODC Therapy, Inc., a cancer immunotherapy company, from November 2005 to March 2008, and in various roles at EMD Pharmaceuticals, Inc., a subsidiary of Merck KGaA, and Merck KGaA (OTCMKTS: MKKGY) from 2000 to 2005. Ms. DeYoung earned her B.S. in Chemistry from Southwestern University and her M.B.A. from the McCombs School of Business at the University of Texas at Austin.
Andrew R. Neill. Mr. Neill has served as our Chief Financial Officer since March 2021. He previously served as our Vice President of Finance and Corporate Development from July 2020 to March 2021 and as our Vice President of Corporate Development and Strategy from May 2017 to July 2020. From August 2010 to August 2016, Mr. Neill was the co-founder of Lumos Pharma, Inc., a biopharmaceutical company focused on developing therapeutics for genetic rare diseases acquired by Double Point. From March 2009 to February 2014, Mr. Neill served as an analyst at Innovations in Drug Development, LLC, a pharmaceutical and biotechnology research management consulting company. Mr. Neill earned his B.B.A. from Texas Christian University and his M.B.A. with majors in Health Care Management and Finance from The Wharton School at the University of Pennsylvania, where he was a Kaiser Fellow.
Stephen Stout, Ph.D. Mr. Stout has served as our General Counsel, Corporate Secretary and Chief Ethics and Compliance Officer since May 2023. He previously served as our Vice President of Intellectual Property from January 2022 through April 2023, and as our Intellectual Property Counsel from April 2021 through December 2021. Prior to that, Mr. Stout served as Special Counsel at Baker Botts L.L.P., a law firm, from October 2019 to March 2021 and in various roles at Vinson & Elkins LLP, a law firm, from October 2007 to October 2019, including as Partner from January 2016 to October 2019. During his time in private practice, he focused on federal litigation, particularly in intellectual property and technology disputes involving life sciences and digital media. He served on the board of directors for Volunteer Legal Services of Central Texas, a non-profit organization that provides legal services to low-income clients, from 2018 to 2022. Mr. Stout earned his J.D., with honors, from the University of Texas School of Law, his Ph.D. from the University of Texas at Austin, his M.S. from Louisiana State University and his B.S. from Texas A&M University. He is admitted to practice law in Texas and before the U.S. Patent & Trademark Office.
Helen M. Boudreau. Ms. Boudreau has served as a member of our Board since July 2020. Ms. Boudreau has over 30 years of experience across the biotechnology, pharmaceutical, consulting and banking industries. She currently serves as managing director at Estuary Ventures LLC, a board and advisory services company. From June 2018 to June 2019, she was Chief Operating Officer of the Bill & Melinda Gates Medical Research Institute, a nonprofit biotechnology company. Previously, she served as Chief Financial Officer from July 2017 to June 2018 and board member from February 2016 to July 2017 for Proteostasis Therapeutics, Inc., a clinical-stage biopharmaceutical company. From October 2014 to June 2017, she served as Chief Financial Officer for FORMA Therapeutics, Inc., a biopharmaceutical company acquired by Novo Nordisk A/S. Ms. Boudreau spent 16 years at Novartis AG (NYSE: NVS) and Pfizer Inc. (NYSE: PFE) in progressively senior finance and strategy roles, and worked earlier in her career at McKinsey & Company and Bank of America (NYSE: BAC). She is currently a member of the board of directors of Premier, Inc. (Nasdaq: PINC), a healthcare improvement company, and Rallybio Corp. (Nasdaq: RLYB), a biopharmaceutical company. She was previously a member of the board of Cara Therapeutics, Inc. (Nasdaq: CARA), a biopharmaceutical company, Reunion Neuroscience (Nasdaq: REUN), a biopharmaceutical company, and Evaxion Biotech A/S (Nasdaq: EVAX), a clinical-stage AI-immunology platform company. Ms. Boudreau earned her B.A. in Economics from the University of Maryland, where she graduated summa cum laude, and her M.B.A. from the Darden Graduate School of Business at the University of Virginia. Ms. Boudreau is Directorship CertifiedTM by the NACD and earned the CERT Certificate in Cyber-Risk Oversight from Carnegie Mellon University Software Engineering Institute.

We believe Ms. Boudreau is qualified to serve on our Board because of her financial expertise and extensive experience with biotechnology companies.
Tyler Brous. Mr. Brous has served on our Board since September 2016. He has worked at Lennox Capital Partners, a private equity firm, since 2011, and currently serves as its Managing Director and Portfolio Manager. He co-founded BBK Capital, a small business investment company, and has served as its Managing Member since November 2024. He has served on the board of directors of Infleqtion, Inc., a quantum technology company, since 2020 and previously served on the board of CerSci Therapeutics, Inc., a biotechnology company, from 2018 until its sale in 2020. Mr. Brous earned his B.S. in Finance and Business from the University of Texas, where he graduated summa cum laude.
We believe Mr. Brous is qualified to serve on our Board because of his extensive experience investing in and operating biotechnology companies and his financial expertise.
Carrie Brownstein, M.D. Dr. Brownstein has served on our Board since October 2021. Since December 2024, Dr. Brownstein has served as SVP Medical at SSI Strategy, a consultancy that provides strategic medical, regulatory and clinical leadership for emerging and established biotech and pharmaceutical companies. Dr. Brownstein has also served as Principal at CMB BioPharma Solutions, a clinical development consultancy, since March 2024. She previously served as the Chief Medical Officer of Zentalis Pharmaceuticals, Inc. (Nasdaq: ZNTL), a biopharmaceutical company, from October 2022 to March 2024. She served as Chief Medical Officer of Cellectis S.A. (Nasdaq: CLLS), a biopharmaceutical company, from April 2020 to September 2022; Vice President of Global Clinical Research and Development, Therapeutic Area Head for Myeloid Diseases at Celgene Corp., a pharmaceutical company, from July 2017 to April 2020, Executive Director of Clinical Sciences Oncology at Regeneron Pharmaceuticals, Inc. (Nasdaq: REGN), a biotechnology company, from August 2012 to March 2017, and Senior Medical Director of Hematology and Oncology at F. Hoffmann-La Roche AG (OTCMKTS: RHHBY), a pharmaceutical company, from September 2006 to August 2012. Prior to her industry career, Dr. Brownstein practiced pediatric hematology and oncology at New York Presbyterian Columbia University and Mount Sinai Medical Center, completed her internship and residency at Columbia Presbyterian Medical Center in New York and her subspecialty training at Memorial Sloan-Kettering Cancer Center. Dr. Brownstein earned her A.B. in Psychology from the University of Michigan and her M.D. from Tufts University School of Medicine.
We believe Dr. Brownstein is qualified to serve on our Board because of her medical expertise and extensive experience in the pharmaceuticals industry.
Neil Gibson, Ph.D. Dr. Gibson has served as a member of our Board since November 2016. Dr. Gibson most recently served as Senior Vice President of COI Pharmaceuticals, Inc., an accelerator company focused on the creation and development of unique drug discovery companies based on innovative and disruptive technologies, from October 2016 to December 2021. Previously, he served as President and Chief Executive Officer of Adanate from 2017 to November 2021 and President and Chief Executive Officer of PDI Therapeutics from 2017 to June 2020, both COI Pharmaceuticals, Inc. companies. Dr. Gibson has also served in leadership roles at various biotechnology companies, including Senior Vice President of BioAtla, Inc. (Nasdaq: BCAB) from 2015 to 2016; Chief Scientific Officer of Regulus Therapeutics Inc. (Nasdaq: RGLS) from 2011 to 2015; Chief Scientific Officer and Oncology Therapeutic Area Head of Pfizer Oncology from 2007 to 2011; and Chief Scientific Officer of OSI Pharmaceuticals, Inc. from 2000 to 2007. While at Pfizer, Dr. Gibson was also a member of the Pfizer Oncology Business Unit Executive team. Dr. Gibson has served on the boards of TCR2 Therapeutics Inc. (Nasdaq: TCRR), a clinical-stage cell therapy company, and Causeway Therapeutics, a clinical-stage biopharmaceutical company, since 2017, the board of Adanate, Inc., a biotechnology company, since 2022, and Instil Bio, Inc. (Nasdaq: TIL), a clinical-stage biopharmaceutical company, since June 2020. He previously served on the boards of Cullinan MICA, a biotechnology company, from 2020 to 2022, and CytoSen Therapeutics, Inc., a biopharmaceutical company, from 2016 to 2019. Dr. Gibson earned his B.Sc. in Pharmacy from the University of Strathclyde in Glasgow, Scotland and his Ph.D. from the University of Aston in Birmingham, England.
We believe Dr. Gibson is qualified to serve on our Board because of his extensive experience as an executive officer in the biopharmaceutical industry, including his technical expertise related to drug discovery and development.
George Golumbeski, Ph.D. Dr. Golumbeski has served as a member of our Board since January 2018 and as our Chairman since October 2021. He has more than 30 years of experience in the biotechnology industry. He has served as a partner at Droia Genetic Disease Fund, a life sciences investment firm, since October 2020. From August 2018 to August 2019, he served as President of GRAIL, Inc., an oncology-focused healthcare company. From March 2009 to April 2018, Dr. Golumbeski served as the Executive Vice President of Business Development of Celgene Corp., an oncology and immunology-focused pharmaceutical company, where he was responsible for forging collaborations with biotechnology companies seeking to bring breakthrough medications to people suffering from cancer and chronic inflammation. He currently serves on the board of directors of several biotechnology companies, including Sage Therapeutics, Inc. (Nasdaq: SAGE), Mural Oncology (Nasdaq: MURA) and Carrick Therapeutics. He previously served on the boards of MorphoSys AG (Nasdaq: MOR), Enanta Pharmaceuticals Inc. (Nasdaq: ENTA) and Aura Biosciences, Inc. (Nasdaq: AURA). Dr. Golumbeski earned his B.S. in

Biology from the University of Virginia and his Ph.D. in Genetics from the University of Wisconsin-Madison, and he conducted his post-doctoral research in molecular biology at the University of Colorado-Boulder.
We believe Dr. Golumbeski is qualified to serve on our Board because of his extensive management experience and service on the boards of directors of numerous biotechnology companies as well as his experience with mergers and acquisitions and in developing biopharmaceutical collaborations and partnerships.
Michael Lee. Mr. Lee has served as a member of our Board since June 2020. Mr. Lee has served as Co-Founder and Managing Director at Redmile Group, LLC, a healthcare-focused investment firm based in San Francisco and New York, since 2007. Prior to Redmile, he worked as a biotechnology investor at Steeple Capital, Welch Capital Partners and Prudential Equity Group. Mr. Lee currently serves on the board of directors of Fate Therapeutics, Inc. (Nasdaq: FATE), a clinical-stage biopharmaceutical company, and IGM Biosciences, Inc. (Nasdaq: IGMS), a biotechnology company. Mr. Lee earned his B.S. in Molecular and Cellular Biology from the University of Arizona.
We believe Mr. Lee is qualified to serve on our Board because of his industry experience and experience as an investor in biotechnology companies.
A. Kate Sasser, Ph.D. Dr. Sasser has served as a member of our Board since March 2024. She has served as the Chief Scientific Officer of Tempus AI, a healthcare technology company, since October 2022. From July 2016 to October 2022, Dr. Sasser served as Corporate Vice President at Genmab A/S (Nasdaq: GMAB), a biotechnology company. From 2009 to 2016, she served in various roles at Johnson and Johnson Innovative Medicine (formerly Janssen Pharmaceuticals Companies), a pharmaceutical company, including most recently as Vice President overseeing translational research for oncology. Dr. Sasser earned her B.S. from Oregon State University and her Ph.D. in Integrated Biomedical Sciences from the Ohio State University.
We believe Dr. Sasser is qualified to serve on our Board because of her extensive experience leading biotechnology companies.
Clay Siegall, Ph.D. Dr. Siegall has served as a member our Board since March 2024. He has served as President, Chief Executive Officer and Chairman of the board of directors of Immunome, Inc. (Nasdaq: IMNM), a biotechnology company, since October 2023. Prior to joining Immunome, from January 2023 to October 2023, he served as the President and Chief Executive Officer of MorphImmune, Inc., a biotechnology company that merged with Immunome. Dr. Siegall co-founded Seagen Inc. (formerly Seattle Genetics), a biotechnology company acquired by Pfizer Inc., in January 1998 and served in various leadership roles, including as Chief Executive Officer, from November 2002 to May 2022, President, from June 2000 to May 2022, and Chairman of the board of directors, from March 2004 to May 2022. In addition to Immunome, he currently serves on the board of directors of Tourmaline Bio, Inc. (Nasdaq: TRML), a biotechnology company. He previously served on the board of directors of Nurix Therapeutics, Inc. (Nasdaq: NRIX), from June 2021 to May 2022, Ultragenyx Pharmaceutical Inc. (Nasdaq: RARE), from February 2014 to June 2021, and Alder BioPharmaceuticals, Inc., from 2006 to October 2019. Dr. Siegall earned his B.S. in Zoology from the University of Maryland and his Ph.D. in Genetics from George Washington University.
We believe Dr. Siegall is qualified to serve on our Board because of his extensive experience leading biotechnology companies and his experience serving on the boards of directors of public companies.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. To our knowledge, based solely on our review of Forms 3, 4 and 5 filed with the SEC or written representations that no Form 5 was required, during the year ended December 31, 2024, we believe that our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities timely filed all reports required under Section 16(a) of the Exchange Act, except that, due to administrative error, one Form 4 reporting four transactions related to the grants of restricted stock units and stock options and a sale of common stock was filed late with respect to Mr. Neill; one Form 4 reporting three transactions related to the grants of restricted stock units and stock options was filed late with respect to each of Ms. DeYoung and Dr. Pandite; and one Form 4 reporting two transactions related to the grants of restricted stock units and stock options was filed late with respect to each of Dr. Shukla and Mr. Stout.
Item 11. Executive Compensation
This section provides an overview of our executive compensation program. We are considered an “emerging growth company” within the meaning of the Securities Act of 1933, as amended, for purposes of the SEC’s executive compensation disclosure rules. Accordingly, our reporting obligations with respect to our “named executive officers” (“NEOs”) extend only to the individuals who serve as the principal executive officer and the next two most highly compensated executive officers as of the end of the prior fiscal year, as well as up to two additional individuals for whom disclosure would have been provided based on their compensation levels but for the fact that the individual was not serving as an executive officer at the end of the prior fiscal year.
Our NEOs for 2024, which consist of our principal executive officer and the next two most highly-compensated executive officers who served during the year ended December 31, 2024, are:
•Dr. Taylor Schreiber, our Chief Executive Officer;
•Mr. Andrew R. Neill, our Chief Financial Officer; and
•Dr. Arunthathy Nirmalini (Lini) Pandite, our Chief Medical Officer.
2024 Summary Compensation Table
The following table summarizes the compensation awarded to, earned by or paid to our NEOs for 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non-equity Incentive Plan Compensation (2) ($)	All Other Compensation(3) ($)	Total ($)
Taylor Schreiber, M.D., Ph.D.	2024	560,000	—	2,473,847	$168,000	14,560	3,216,407
Chief Executive Officer	2023	525,000	—	241,523	$262,500	5,385	1,034,408
Andrew R. Neill	2024	458,000	570,085	900,565	$109,920	14,016	2,052,586
Chief Financial Officer	2023	430,000	124,682	183,119	$172,000	1,956	911,757
Arunthathy Nirmalini (Lini) Pandite, M.B.Ch.B.	2024	498,000	468,933	740,774	$119,520	22,134	1,849,361
Chief Medical Officer	2023	479,000	135,214	182,857	$191,600	24,643	1,013,314
(1)    Amounts shown in this column represent the aggregate grant date fair value (calculated in accordance with FASB Accounting Standards Codification Topic 718) of equity awards granted during the year. A description of the methodologies and assumptions we use to value equity awards and the manner in which we recognize the related expense are described in Note 10, Stock-Based Compensation and Employee Benefit Plans, to our financial statements in our Original Report. These amounts may not correspond to the actual value eventually realized by each NEO because the value depends on the market value of our common stock at the time the award is exercised or settled, as applicable, and retention of the award through the applicable vesting period.
(2)    Following the end of the fiscal year, we awarded each of our NEOs bonuses in respect of our performance in the prior fiscal year based on the achievement of individual and Company performance goals.
(3)    Represents the sum of the Company’s 401(k) plan matching contributions, and life and AD&D insurance premiums paid on behalf of each of our NEOs.

Outstanding Equity Awards at 2024 Fiscal-Year End Table
The following table sets forth information regarding outstanding equity awards as of December 31, 2024 for each of our NEOs.

		Option Awards (1)					Stock Awards (2)
	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Taylor Schreiber, M.D., Ph.D.	8/6/2020	176,597	—	—	4.67	8/6/2030	—	—
	12/22/2020	27,563	—	—	53.02	12/22/2030	—	—
	1/10/2022	—	—	178,150	7.43	1/10/2032	—	—
	1/25/2023	162,000	—	—	3.57	1/25/2033	—	—
	1/12/2024	—	330,100	—	9.41	1/12/2034	—	—
Andrew R. Neill	9/19/2018	43,705	—	—	2.95	9/19/2028	—	—
	12/4/2019	68,500	—	—	3.17	12/4/2029	—	—
	8/6/2020	20,550	—	—	4.67	8/6/2030	—	—
	12/22/2020	14,608	—	—	53.02	12/22/2030	—	—
	1/10/2022	48,599	18,051	—	7.43	1/10/2032	—	—
	1/10/2022	—	—	—	—	—	16,662	20,161
	1/25/2023	33,470	36,380	—	3.57	1/25/2033	—	—
	1/25/2023	—	—	—	—	—	26,193	31,694
	1/10/2024	—	113,000	—	10.09	1/10/2034	—	—
	1/10/2024	—	—	—	—	—	56,500	68,365
Arunthathy Nirmalini (Lini) Pandite, M.B.Ch.B.	9/19/2018	63,705	—	—	2.95	9/19/2028	—	—
	8/6/2020	82,200	—	—	4.67	8/6/2030	—	—
	12/22/2020	27,563	—	—	53.02	12/22/2030	—	—
	1/10/2022	50,658	18,817	—	7.43	1/10/2032	—	—
	1/10/2022	—	—	—	—	—	17,368	21,015
	1/25/2023	33,422	36,328	—	3.57	1/25/2033	—	—
	1/25/2023	—	—	—	—	—	28,406	34,371
	1/10/2024	—	92,950	—	10.09	1/10/2034	—	—
	1/10/2024	—	—	—	—	—	46,475	56,235
(1)    Each option award expires on the tenth anniversary of the date of grant. Except with respect to Dr. Schreiber’s January 10, 2022 and January 25, 2023 stock option awards, 25% of each stock option award vests on the one-year anniversary of the grant date (or the vesting commencement date specified in the award agreement for 2020 grants) and the remainder of the shares underlying the options vest in equal installments over the next 36 months, subject to the applicable NEO’s continued service through each such vesting date. Dr. Schreiber’s January 2022 stock option award will only vest upon the Company’s common stock achieving a price per share of at least $18.00 for 30 consecutive trading days. Dr. Schreiber’s January 2023 stock option award was eligible to vest in three equal tranches upon the Company’s common stock achieving a price per share of $4.00, $5.00 and $6.00 for 30 consecutive trading days, which occurred in January 2024.
(2)    Each restricted stock unit award vests in four equal installments on each anniversary of the grant date, subject to the applicable NEO’s continued service through each such vesting date. All Company equity awards currently outstanding, including stock options held by our NEOs, that were granted prior to the completion of our initial public offering (“IPO”) in October 2020 were granted under the Shattuck Labs, Inc. 2016 Stock Incentive Plan. Such plan was discontinued in connection with the IPO and outstanding awards thereunder were cancelled and replaced with equivalent awards under the Shattuck Labs, Inc. 2020 Equity Incentive Plan (the “2020 Plan”). All equity awards granted following October 2020 were granted under the 2020 Plan.
Employment Agreements
Dr. Schreiber. We are party to an employment agreement with Dr. Schreiber effective as of December 5, 2019. On March 27, 2020, Dr. Schreiber’s employment agreement was amended to reflect his transition to serve as our Chief Executive Officer as of January 29, 2020, and this agreement was further amended on March 12, 2021. The agreement provides for his base salary, eligibility to receive an annual performance bonus with a target bonus amount of 30% of his base salary and eligibility to participate in the Company’s employee benefit plans. The agreement provides for employment on an at-will basis and thus either party may terminate at any time for any or no reason, subject to 30 days’ notice for Dr. Schreiber and the severance provisions described below in the section titled “Post-Employment Compensation and Change in Control Payments and Benefits.” Dr. Schreiber’s base salary was increased to $565,600 effective as of January 1, 2025 with a target bonus amount of 50%.
Mr. Neill. We are party to an employment agreement with Mr. Neill effective as of December 5, 2019. This agreement was amended on March 12, 2021. The agreement provides for his base salary, eligibility to receive an annual performance bonus with a target bonus amount of 40% of his base salary and eligibility to participate in the Company’s employee benefit plans. The agreement provides for employment on an at-will basis and thus either party may terminate at any time for any or no reason, subject to 30 days’ notice for Mr. Neill and the severance provisions described below in the section titled “Post-Employment Compensation and Change in Control Payments and Benefits.” Mr. Neill’s base salary was increased to $467,160 effective as of January 1, 2025, with a target bonus amount of 40%.
Dr. Pandite. We are party to an employment agreement with Dr. Pandite effective as of December 5, 2019, pursuant to which she serves as our Chief Medical Officer. This agreement was amended on March 12, 2021. The agreement provides for her base salary, eligibility to receive an annual performance bonus with a target bonus amount of 35% of her base salary and eligibility to participate in the Company’s employee benefit plans. The agreement provides for employment on an at-will basis and thus either party may terminate at any time for any or no reason, subject to 30 days’ notice for Dr. Pandite and the severance provisions described below in the section titled “Post-Employment Compensation and Change in Control Payments and Benefits.” Dr. Pandite’s base salary was increased to $502,980 effective as of January 1, 2025 with a target bonus amount of 40%.
2024 Annual Bonus Program
At the beginning of 2024, the Compensation Committee established overall corporate performance goals and a methodology by which employees, including each of our NEOs, would be awarded an annual bonus based on achievement of the corporate performance goals. In addition, the Compensation Committee established that each of our NEOs would be eligible for bonus awards of up to the following target bonus amounts: Dr. Schreiber-$280,000, Mr. Neill-$183,200 and Dr. Pandite-$199,200. The corporate performance goals included key milestones with respect to the clinical development of SL-172154, continued research and development activities related to certain preclinical compounds, improvement of the Company’s manufacturing processes and other corporate and business development objectives. Personal responsibility for achievement of, and individual performance in support of, the enumerated corporate goals was also evaluated by the Compensation Committee in assessing final performance for the year. Following its assessment of the level of achievement of the corporate goals in December 2024, the Compensation Committee approved final bonus payments to the NEOs based on achievement of corporate performance goals at 60% of target and the evaluation of each NEO’s individual performance as follows: Dr. Schreiber-$168,000, Mr. Neill-$109,920 and Dr. Pandite-$119,520. Such bonus payments were made in February 2025.
2024 Annual Equity Awards
In January 2024, we awarded each of our NEOs annual equity awards in the form of stock options and restricted stock units, except for Dr. Schreiber who received only stock options. See the 2024 Summary Compensation Table and Outstanding Equity Awards at 2024 Fiscal-Year End Table for further information with respect to these awards.
Post-Employment Compensation and Change in Control Payments and Benefits
Employment Agreements
Pursuant to the terms of the employment agreements with each of the NEOs, upon a termination without cause or resignation with good reason not in connection with a change in control, the NEO will receive, subject to the NEO’s execution and non-revocation of a release of claims in favor of the Company, or the Release Condition, and continued compliance with restrictive covenants: (i) severance payments equal to one times the NEO’s annual base salary, (ii) any earned but unpaid prior year annual bonus and a pro-rata annual bonus for the year of termination based on actual performance, (iii) accelerated vesting of all unvested equity awards granted on or prior to December 1, 2020 (with performance-based awards earned at the target level of performance) and (iv) payment of COBRA premiums for up to 12 months, or, if sooner, until eligible for similar coverage through another employer. If the NEO is terminated without cause or resigns for good reason within 30 days prior to, or 12 months following, a change in control, then the NEO severance multiplier will be increased from one to 1.5 and will apply to both the executive’s annual base salary and target annual bonus, all outstanding equity awards will fully accelerate regardless of grant date, and the maximum COBRA premium payment period will be extended from 12 to 18 months. Severance payments remain subject to the Release Condition and compliance with restricted covenants.
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
Each employment agreement provides that, to the extent that any payments would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code (the “Code”), each executive will be entitled to receive either: (a) the full amount of payments and benefits in connection with their employment with the Company or (b) a portion of the payments and benefits having a value equal to $1 less than three times the NEO’s “base amount” (as defined in Section 280G(b)(3)(A) of the Code), whichever results in the receipt of the greater amount on an after-tax basis.
Other Benefits
We offer our eligible full-time employees, including our NEOs, the opportunity to participate in our tax-qualified 401(k) plan. Employees can contribute 1% to 99% of their eligible earnings up to the Internal Revenue Service’s annual limits on a before-tax basis. We provide a 100% match of the first 3% and 50% match of the following 2% of eligible compensation. The matches we provided to our NEOs in 2024 are reflected in the “All Other Compensation” column of the 2024 Summary Compensation Table above. The matching funds that we provide are 100% vested. We maintain an employee stock purchase plan in order to enable eligible employees to purchase shares of our common stock at a discount. We do not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.
Incentive Compensation Clawback Policy
We have adopted a Rule 10D-1 Clawback Policy, which is intended to comply with the requirements of Nasdaq Listing Standard 5608 implementing Rule 10D-1 under the Exchange Act. In the event the Company is required to prepare an accounting restatement of the Company’s financial statements due to material non-compliance with any financial reporting requirement under the federal securities laws, the Company will recover, on a reasonably prompt basis, the excess incentive-based compensation received by any covered executive during the prior three fiscal years that exceeds the amount that the executive otherwise would have received had the incentive-based compensation been determined based on the restated financial statements.

Practices on Timing of Equity Awards
We do not have any program, plan or obligation that requires us to grant equity awards on specified dates. We also do not have any program, plan or practice to time award dates of stock option grants to our executive officers in coordination with the release of material nonpublic information and typically aim to make equity grants during an open trading window. Equity awards may occasionally be granted following a significant change in job responsibilities or to meet special retention or performance objectives. During 2024, we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
Compensation Committee Interlocks
None of the members of our Compensation Committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.
Director Compensation
Non-Employee Director Compensation Policy
We adopted a policy for compensating our non-employee directors with a combination of cash and equity. Our Compensation Committee, in consultation with Aon, its independent compensation consultant, periodically reviews non-employee director compensation and recommends changes based on competitive market data. Changes to our non-employee director compensation policy, as described below, became effective on June 21, 2024 and were implemented in order to better align director compensation with that of our peer group. During 2024, each director who was not an employee was entitled to receive cash compensation as set forth below (all such amounts paid in quarterly installments):

Annual Cash Retainers	Amount ($)
Board membership (other than the Chairman or Lead Independent Director)	40,000
Chairman of the Board	72,500*
Lead Independent Director (if applicable)	60,000
Additional annual retainers
Chair of the Audit Committee	15,000
Chair of the Compensation Committee	10,000
Chair of the Nominating and Corporate Governance Committee	8,000
Member of the Audit Committee	7,500
Member of the Compensation Committee	5,000
Member of the Nominating and Corporate Governance Committee	4,000
*    Such Amount was $70,000 prior to June 2024
In addition to the annual retainers, during 2024, each of our non-employee directors was eligible for equity awards consisting of, as applicable: (i) an initial, one-time award of stock options, restricted stock or restricted stock units, as determined in the discretion of the Compensation Committee, to each new non-employee director upon his or her election to the Board, with a grant date fair value equal to $250,000 that vests over a three-year period, subject to such director’s continued service; and (ii) an annual award of 27,700 stock options that vests on the first anniversary of the date of grant (or if sooner, immediately prior to the Company’s next annual meeting of stockholders). Prior to June 2024, our non-employee director compensation policy granted an annual award of 40,258 stock options with the same vesting noted above.
Under the non-employee director compensation policy, the total amount of cash retainers paid and equity awards (valued based on the grant date fair value) granted by the Company to any director for his or her service on the Board will not exceed $750,000 in any fiscal year.
We reimburse all necessary and reasonable out-of-pocket expenses incurred by non-employee directors in connection with their service on our Board, subject to any applicable Company policies that may be in effect from time to time.
Our Board periodically reviews our director compensation program and may revise the compensation arrangements for our directors from time to time.

Fiscal Year 2024 Non-Employee Director Compensation Table
The following table shows the compensation earned in 2024 by the non-employee directors who served on the Board during such year. Dr. Schreiber did not receive any additional compensation for his 2024 Board service. For additional information on Dr. Schreiber’s 2024 compensation, see the “Executive Compensation” section below.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Helen M. Boudreau	57,225	94,734	151,959
Tyler Brous	57,500	94,734	152,234
Carrie Brownstein, M.D.	44,000	94,734	138,734
Neil Gibson, Ph.D.	55,500	94,734	150,234
George Golumbeski, Ph.D.	76,319	94,734	171,053
Michael Lee (2)	41,780	94,734	136,514
Kate Sasser, Ph.D.	36,182	344,734	380,916
Clay Siegall, Ph.D.	35,627	344,734	380,361
(1)    Amounts shown in this column represent the aggregate grant date fair value of stock options granted during the year ended December 31, 2024, as computed in accordance with FASB Accounting Standards Codification Topic 718. On March 6, 2024, Drs. Sasser and Siegall were granted initial stock options for joining the Board with a grant date fair value equal to $250,000 covering 33,409 shares and an exercise price of $9.47, and on June 21, 2024, each non-employee director serving at such time was granted an annual equity award in the form of an option with a grant date fair value equal to $94,734 covering 27,700 shares with a per share exercise price of $4.37. The assumptions used in calculating the grant date fair values of the awards reported in the Option Awards column are described in Note 10, Stock-Based Compensation and Employee Benefit Plans, to our financial statements in our Original Report. Note that the amounts reported in this column reflect the aggregate accounting cost for these awards, and do not necessarily correspond to the actual economic value that may be received by the director from the awards.
(2)    Mr. Lee serves as Managing Director of Redmile Group, LLC (“Redmile”). Pursuant to the policies of Redmile, the compensation Mr. Lee receives for his service on our Board is remitted to Redmile.
As of December 31, 2024, each of the Company’s non-employee directors held the following aggregate number of option awards:

Name	Option Awards
Helen M. Boudreau	196,506
Tyler Brous	140,336
Carrie Brownstein, M.D.	118,683
Neil Gibson, Ph.D.	171,161
George Golumbeski, Ph.D.	241,031
Michael Lee (1)	112,936
Kate Sasser, Ph.D.	61,109
Clay Siegall, Ph.D.	61,109
(1)    Pursuant to the policies of Redmile, Mr. Lee holds the stock options as a nominee on behalf, and for the sole benefit, of Redmile and has assigned all economic, pecuniary and voting rights in respect of the stock options to Redmile. Mr. Lee disclaims beneficial ownership of these options.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management

The following table presents information regarding beneficial ownership of our common stock as of April 1, 2025 by:
•each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•each of our directors;

•each of our NEOs; and
•all of our current directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after the date of this table. To our knowledge and subject to applicable community property rules, and except as otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.
The percentage ownership information shown in the column titled “Shares Beneficially Owned – Percentage” in the table below is based on 47,899,240 shares of our common stock outstanding as of the date of this table (plus any shares that such person has the right to acquire within 60 days after the date of this table). Unless otherwise indicated, the address of each individual listed in this table is the Company’s address 500 W. 5th Street, Suite 1200, Austin, Texas 78701.

	Shares Beneficially Owned
Name of Beneficial Holder	Number	Percentage
Greater than 5% Holders
Entities affiliated with Prosight Management, LP (1)	6,684,900	14.0%
Entities affiliated with Redmile Group, LLC (2)	5,624,960	11.7%
Entities affiliated with Adage Capital Partners L.P. (3)	4,675,000	9.8%
Josiah Hornblower (4)	2,977,627	6.2%
BlackRock, Inc. (5)	2,613,294	5.5%
The Vanguard Group (6)	2,401,909	5.0%
Named Executive Officers and Directors
Taylor Schreiber, M.D., Ph.D. (7)	3,045,758	6.4%
Arunthathy Nirmalini (Lini) Pandite, M.B.Ch.B. (8)	446,821	*
Andrew R. Neill (9)	386,594	*
Helen M. Boudreau (10)	168,806	*
Tyler Brous (11)	350,724	*
Carrie Brownstein, M.D. (12)	90,983	*
Neil Gibson, Ph.D. (13)	196,206	*
George Golumbeski, Ph.D. (14)	267,944	*
Michael Lee (15)	85,236	*
Kate Sasser, Ph.D. (16)	11,137	*
Clay Siegall (17)	11,137	*
All Executive Officers and Directors as a group (14 persons) (18)	5,770,755	12.0%
* Represents beneficial ownership of less than one percent.
(1)     Based on a Schedule 13G/A filed on November 13, 2024, and consists of (i) 474,159 shares and 65 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date held by Prosight Fund, LP (“Prosight Fund”), (ii) 1,573,872 shares and 213 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date held by Prosight Plus Fund, LP (“Prosight Plus Fund”) and (iii) 4,636,020 shares and 571 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date held in certain separate managed accounts (the “Managed Accounts”). Prosight Management, LP (“Prosight Management”) is the general partner and investment manager of, and may be deemed to indirectly beneficially own securities owned by, Prosight Fund and Prosight Plus Fund. Prosight Management is a sub-advisor for the Managed Accounts and may be deemed to indirectly beneficially own securities owned by the Managed Accounts. Prosight Partners, LLC (“Prosight Partners”) is the general partner of, and may be deemed to beneficially own, securities beneficially owned by Prosight Management. W. Lawrence Hawkins is the sole manager of, and may be deemed to beneficially own securities beneficially owned by, Prosight Partners. Prosight Fund disclaims beneficial ownership of the shares held by each of the Managed Accounts and Prosight Plus Fund. Prosight Plus Fund disclaims beneficial ownership of the shares held by each of the Managed Accounts and Prosight Fund. The business address of each person and entity listed above is c/o Prosight Management, LP, 5956 Sherry Lane, Suite 1365, Dallas, Texas 75225.
(2)    Based on a Schedule 13D/A filed on December 6, 2024 and consists of the following: (i) 456,784 shares held by Redmile Capital Fund, L.P., (ii) 494,932 shares held by Redmile Capital Offshore Master Fund, Ltd., (iii) 374,149 shares held by Redmile Capital Offshore II Master Fund, Ltd., (iv) 301,022 shares held by Redmile Strategic Long Only Trading Sub, Ltd., (v) 467,910 shares held by Redmile Strategic Trading Sub, Ltd., (vi) 3,338,997 shares held by Redmile Biopharma Investments II, L.P., (vii) 105,930 shares held by RedCo I, L.P. (together, the “Redmile Clients”) and (viii) 85,236 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date held by Mr. Lee. Mr. Lee is a member of our Board and a Co-Founder and Managing Director of Redmile. The stock options were granted to Mr. Lee in connection with his service as a member of our Board. Pursuant to the policies of Redmile, Mr. Lee holds the stock options as a nominee on behalf, and for the sole benefit, of Redmile and has assigned all economic, pecuniary and voting rights in respect of the stock options to Redmile. Redmile is the investment manager/adviser to each of the Redmile Clients and, in such capacity, exercises voting and investment power over all of the shares held by the Redmile Clients and may be deemed to be the beneficial owner of these shares. Jeremy C. Green serves as the managing member of Redmile and also may be deemed to be the beneficial owner of these shares. Redmile and Mr. Green each disclaim beneficial ownership of these securities, except to the extent of its or his pecuniary interest in such shares, if any. Excludes: (i) 1,233,414 shares underlying a warrant held by Redmile Strategic Long Only Trading Sub, Ltd., (ii) 316,997 shares underlying a warrant held by Redmile Strategic Trading Sub, Ltd. and (iii) 1,550,412 shares underlying a warrant held by Redmile Biopharma Investments II, L.P., exercise of which is subject to a beneficial ownership limitation of 9.99% of the shares of common stock issued and outstanding. The business address of each person and entity listed above is c/o Redmile Group, LLC, One Letterman Drive, Building D, Suite D3-300, San Francisco, California 94129.
(3)    Based on a Schedule 13G/A filed on February 12, 2025, and consists of 4,675,000 shares held by Adage Capital Partners, L.P. (“ACP”). Adage Capital Management, L.P. (“ACM”) is the investment manager of ACP and holds shared voting and dispositive power over the shares held by ACP. Robert Atchinson as (i) managing member of Adage Capital Advisors, L.L.C. (“ACA”), managing member of Adage Capital Partners GP, L.L.C. (“ACPGP”), general partner of ACP and (ii) managing member of Adage Capital Partners LLC (“ACPLLC”), general partner of ACM, holds shared voting and dispositive power over the shares held by ACP. Phillip Gross as (i) managing member of ACA, managing member of ACPGP, and (ii) managing member of ACPLLC, general partner of ACM, holds shared voting and dispositive power with respect to the shares held by ACP. The business address of each person and entity listed above is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(4)     Based on a Schedule 13D/A filed on December 9, 2022, and consists of 85,774 shares held directly by Mr. Hornblower and 2,891,853 shares held by Hornblower Capital Holdings, LLC. Hornblower Capital Holdings, LLC is controlled by Mr. Hornblower, and he may be deemed to be the beneficial owner of those shares. The business address of Mr. Hornblower is 3317 Bowman Avenue, Austin, Texas 78703.
(5)    Based on a Schedule 13G filed on November 8, 2024. BlackRock, Inc. holds sole voting power with respect to 2,594,954 shares and sole dispositive power with respect to 2,613,294 shares. The address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
(6)    Based on a Schedule 13G/A filed on November 12, 2024 by The Vanguard Group ("Vanguard”). Vanguard holds shared voting power with respect to 48,187 shares, sole dispositive power with respect to 2,338,865 shares and shared dispositive power with respect to 63,044 shares. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(7)    Consists of (a) 2,610,750 shares held by Houghton Capital Holdings, LLC, which is controlled by Dr. Schreiber, (b) 71,002 shares held in Dr. Schreiber’s name and (c) 364,006 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date. Excludes 178,150 shares underlying options that will vest upon the Company’s common stock achieving certain specified share prices.
(8)    Consists of (a) 143,788 shares and (b) 303,033 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(9)    Consists of (a) 105,278 shares and (b) 281,316 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.

(10)    Consists of 168,806 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(11)    Consists of (a) 238,088 shares and (b) 112,636 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(12)    Consists of 90,983 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(13)    Consists of (a) 52,745 shares and (b) 143,461 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(14)     Consists of (a) 54,613 shares and (b) 213,331 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(15)     Mr. Lee holds 85,236 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date as a nominee on behalf, and for the sole benefit, of Redmile. The stock options were granted to Mr. Lee in connection with his service as a member of our Board. Pursuant to the policies of Redmile, Mr. Lee has assigned all economic, pecuniary and voting rights in respect of the stock options to Redmile. Mr. Lee disclaims beneficial ownership of these options, which are also reported as beneficially owned for Redmile.
(16)     Consists of 11,137 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(17)     Consists of 11,137 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(18)    Consists of (a) 3,350,033 shares and (b) 2,420,722 shares underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table contains information about our equity compensation plans as of December 31, 2024. As of such date, we had outstanding awards under three equity compensation plans: our 2016 Stock Incentive Plan, our 2020 Plan and our 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,390,522	$6.39	5,246,830
Equity compensation plans not approved by security holders	—	—	—
Total	7,390,522	$6.39	5,246,830
.
(1)    The weighted-average exercise price does not take into account shares issuable upon vesting of outstanding restricted stock unit awards, which have no exercise price.
(2)    Includes 3,586,601 shares available for grant under the 2020 Plan and 1,660,229 shares available for grant under the 2020 ESPP, including 6,859 shares subject to purchase during the purchase periods in effect as of December 31, 2024. Excludes 1,908,588 shares that were added to the 2020 Plan on January 1, 2025 pursuant to the evergreen provision thereunder that provides for an automatic annual increase on January 1 of each year until January 1, 2030 equal to 4% of our outstanding shares as of the preceding December 31 (or such lesser amount as approved by the Board). There was no annual increase under the 2020 ESPP in 2025, but such plan also provides for an automatic annual increase on January 1 of each year until January 1, 2030 equal to 1% of our outstanding shares as of the preceding December 31, or such lesser amount as approved by the Board.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The following is a summary of each transaction or series of similar transactions since January 1, 2023 or any currently proposed transaction, to which we were or are a party in which:
•the amount involved exceeds $120,000; and
•any related person (including our directors, executive officers, beneficial owners of more than 5% of our common stock, and any members of their immediate family) had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under the section titled “Executive Compensation” or that were approved by our Compensation Committee.
Beneficial ownership of securities is determined in accordance with the rules of the SEC.
Related Party Transactions
Second Amended and Restated Investors’ Rights Agreement
We are party to a second amended and restated investors’ rights agreement effective as of June 12, 2020 (the “IRA”) with our stockholders who previously held our redeemable convertible preferred stock and certain other stockholders. The IRA provides these holders with certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing. These registration rights will terminate no later than five years after the completion of our IPO or, with respect to any particular holder, at such time that such holder can sell its shares, under Rule 144 under the Securities Act or otherwise, during any 90-day period without registration. The IRA was entered into prior to our adoption of the formal, written policy described below, but was approved by our Board.
2023 Private Placement
On December 21, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain entities affiliated with Redmile (the “Purchasers”), relating to the purchase of pre-funded warrants to purchase 3,100,823 shares of common stock at a purchase price of $6.4499 per pre-funded warrant, for aggregate gross proceeds of $19,999,998.30, before deducting offering expenses (the “Private Placement”). Mr. Lee, a director of the Company, serves as Managing Director of Redmile. In addition, Redmile is a holder of more than 5% of the Company’s common stock.
Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire and is subject to a beneficial ownership limitation of 9.99% post-exercise. As of December 31, 2024, no pre-funded warrants have been exercised, and 3,100,823 pre-funded warrants remain outstanding.
In connection with the foregoing, on December 21, 2023, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company granted the Purchasers certain registration rights with respect to the shares of common stock issuable upon the exercise of the pre-funded warrants.
Related Person Transaction Policy
We have adopted a written related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which (i) the amount involved exceeds or is expected to exceed $120,000, (ii) the Company or any of our subsidiaries is a participant and (iii) any related person (as defined above) has or will have a direct or indirect interest. Transactions involving compensation for services provided to us as an employee or director, among other limited exceptions, are deemed to have standing pre-approval by the Audit Committee but may be specifically reviewed if appropriate in light of the facts and circumstances.
Under the policy, if a transaction has been identified as a related person transaction, our Audit Committee must review the material facts and either approve or disapprove of the entry into the transaction. If advance approval of the transaction is not feasible, then the transaction will be considered and, if the Audit Committee determines it to be appropriate, ratified at the next regularly scheduled meeting. In addition, under our Code of Business Conduct and Ethics, our employees and directors have an affirmative responsibility to avoid activities that create or give the appearance of a conflict of interest, and directors and executive officers must consult and seek prior approval of potential conflicts of interest from the Audit Committee. In considering related party transactions, our Audit Committee will take into account the relevant available facts and circumstances including, but not limited to:
•whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; and
•the extent of the related person’s interest in the transaction.

Director Independence
Nasdaq listing rules require a majority of a listed company’s board of directors to be comprised of independent directors who, in the opinion of the board of directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees must be independent, and audit and compensation committee members must satisfy additional independence criteria under the Exchange Act.
Our Board undertook a review of its composition and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, our Board has determined that each of our current directors listed above under “Management and the Board,” with the exception of Dr. Schreiber, is an “independent director” as defined under Nasdaq listing rules. Dr. Schreiber is not an independent director because he is our Chief Executive Officer.
In making such determinations, our Board considered the relationships that each such non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining independence, including the Company’s ordinary course business relationship with Tempus AI (pursuant to which Tempus AI and an affiliate provides certain contract research services to the Company) where Dr. Sasser serves as Chief Scientific Officer, but does not oversee, and has no material involvement with or material interest in, the services rendered to the Company, and the payments to Tempus AI, which represent an insignificant portion of its revenues. Our Board also determined that each of the directors currently serving on the Audit Committee and the Compensation Committee satisfy the additional independence criteria applicable to directors on such committee under Nasdaq listing rules and the rules and regulations established by the SEC.
Item 14. Principal Accountant Fees and Services
KPMG LLP (“KPMG”) has served as our independent auditor since 2018. The following table summarizes the audit fees billed and expected to be billed by KPMG for the indicated fiscal years and the fees billed by KPMG for all other services rendered during the indicated fiscal years. All services associated with such fees were pre-approved by our Audit Committee in accordance with the “Pre-Approval Policies and Procedures” described below.

	Year Ended December 31,
Fee Category	2024	2023
Audit Fees(1)	$760,000	$640,902
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$760,000	$640,902
(1)    Consists of fees for the audit of our annual financial statements, reviews of quarterly financial statements and services provided in connection with SEC filings, including consents and comfort letters.
(2)    Consists of fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
(3)    Consists of fees for professional services for tax compliance, tax advice and tax planning.
(4)    Consists of fees for all other services.
Pre-Approval Policies and Procedures
Our Audit Committee has adopted procedures requiring the pre-approval of all audit and non-audit services performed by our independent auditor in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the committee for each engagement of our auditor to perform other audit-related or other non-audit services. The committee does not delegate its responsibility to approve services performed by our auditor to any member of management. The committee has delegated authority to the committee chair to pre-approve any audit or non-audit service to be provided to us by our auditor provided that the fees for such services do not exceed $100,000. Any approval of services by the committee chair pursuant to this delegated authority must be reported to the committee at its next regularly scheduled meeting.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
(c) Exhibits.
The following exhibits are filed as part of this Form 10-K/A:

Exhibit Number	Description of Exhibit

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Form 10-K/A for the fiscal year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

__________
* Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2025.

Shattuck Labs, Inc.

Date: April 30, 2025	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber
Chief Executive Officer
(principal executive officer)