Form 10-K/A
period 2024-12-31
Shattuck Labs, Inc.
filed 2025-05-01
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE
On April 30, 2025, Shattuck Labs, Inc. (the “Company”) filed an Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to amend its 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Original Report”). The Amendment No. 1 was filed for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K not included in the Original Report.

The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Report in reliance on the SEC’s general instructions to the Form 10-K, which permit the information in the above referenced items to be incorporated in a Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year-end. The Amendment No. 1 was filed to include Part III information in the Original Report because our definitive proxy statement containing this information was not filed on or before that date.

This Amendment No. 2 on Form 10-K/A (the “Amendment No. 2”) is being filed solely to include certain XBRL interactive data that was inadvertently omitted in Amendment No. 1 due to an administrative error. The omitted XBRL interactive data did not relate to any financial information included in the Original Report. This Amendment No. 2 includes disclosures in Items 10 through 14 of Part III of Form 10-K solely to facilitate the required tagging of XBRL interactive data, and these disclosures have not been amended, updated or restated.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), this Amendment No. 2 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. Because no financial statements have been included in this Amendment No. 2, and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 2, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other changes have been made to the Original Report, as amended by Amendment No. 1, and this Amendment No. 2 does not modify, amend or update in any way any of the financial or other information contained in the Original Report, as amended by Amendment No. 1. This Amendment No. 2 does not reflect events that may have occurred subsequent to the date of filing of the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Report, as amended by Amendment No. 1.

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

__________
* Filed herewith.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of May 2025.

Shattuck Labs, Inc.

Date: May 1, 2025	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber
Chief Executive Officer
(principal executive officer)