Form 10-Q
period 2025-03-31
Shattuck Labs, Inc.
filed 2025-05-01
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 21, 2025 the registrant had 47,899,240 shares of common stock, $0.0001 par value per share, outstanding.

SHATTUCK LABS, INC.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to products and markets, and business trends and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” "develop" or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts and reflect our current views with respect to future events, outcomes or results. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.
There are a number of risks, uncertainties and other factors that could cause our actual results or outcomes, or the timing of our results or outcomes to differ materially from the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors include, among others, the following:
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
There may be other risks, uncertainties, and other factors that may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q, including factors disclosed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks, and uncertainties and other factors.
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SHATTUCK LABS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,898	$57,387
Investments	—	15,600
Prepaid expenses and other current assets	5,505	6,228
Total current assets	66,403	79,215
Property and equipment, net	8,876	9,812
Other assets	1,888	2,022
Total assets	$77,167	$91,049

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,533	$2,419
Accrued expenses and other current liabilities	5,782	6,498
Total current liabilities	7,315	8,917
Non-current operating lease liabilities	2,266	2,506
Total liabilities	9,581	11,423
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 47,899,240 shares issued and outstanding at March 31, 2025 and 47,714,708 shares issued and outstanding at December 31, 2024	5	5
Additional paid-in capital	463,003	461,339
Accumulated other comprehensive income	—	2
Accumulated deficit	(395,422)	(381,720)
Total stockholders’ equity	67,586	79,626
Total liabilities and stockholders’ equity	$77,167	$91,049
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$—	$1,115
Operating expenses:
Research and development	9,919	16,264
General and administrative	4,470	4,895
Expense from operations	14,389	21,159
Loss from operations	(14,389)	(20,044)
Other income	687	1,540
Net loss	$(13,702)	$(18,504)
Unrealized loss on investments	(2)	(18)
Comprehensive loss	$(13,704)	$(18,522)

Net loss per share – basic and diluted	$(0.27)	$(0.37)
Weighted-average shares outstanding – basic and diluted	50,965,815	50,566,394
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	47,714,708	$5	$461,339	$2	$(381,720)	$79,626
Exercise of stock options and purchases pursuant to employee stock purchase plan	6,859	—	8	—	—	8
Issuance of common stock upon settlement of restricted stock units	232,076	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	(54,403)	—	(65)	—	—	(65)
Stock-based compensation expense	—	—	1,721	—	—	1,721
Unrealized loss on investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(13,702)	(13,702)
Balance at March 31, 2025	47,899,240	$5	$463,003	$—	$(395,422)	$67,586

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	47,260,108	$5	$451,006	$4	$(306,310)	$144,705
Exercise of stock options and purchases pursuant to employee stock purchase plan	145,841	—	609	—	—	609
Issuance of common stock upon settlement of restricted stock units	156,803	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	(43,533)	—	(437)	—	—	(437)
Stock-based compensation expense	—	—	2,475	—	—	2,475
Proceeds from sale of common stock	—	—	(17)	—	—	(17)
Unrealized loss on investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(18,504)	(18,504)
Balance at March 31, 2024	47,519,219	$5	$453,636	$(14)	$(324,814)	$128,813

See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(13,702)	$(18,504)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	1,721	2,475
Depreciation	936	974
Non-cash operating lease expense	118	101
Net amortization of investments	(2)	(371)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	723	1,530
Other assets	16	10
Accounts payable	(886)	906
Accrued expenses and other current liabilities	(716)	(1,954)
Non-current operating lease liabilities	(240)	(213)
Deferred revenue	—	(1,115)
Net cash used in operating activities	(12,032)	(16,161)
Cash flows from investing activities:
Maturities of investments	15,600	5,000
Purchases of investments	—	(38,276)
Net cash provided by (used in) investing activities	15,600	(33,276)
Cash flows from financing activities:
Proceeds from the exercises of stock options and purchases pursuant to employee stock purchase plan	8	609
Taxes paid related to net share settlement of equity awards	(65)	(437)
Offering cost	—	(356)
Net cash used in financing activities	(57)	(184)
Increase (decrease) in cash and cash equivalents	3,511	(49,621)
Cash and cash equivalents, beginning of period	57,387	125,626
Cash and cash equivalents, end of period	$60,898	$76,005
Supplemental disclosures of non-cash financial activities:
Deferred revenue billed but not received	$—	$5,378

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
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $395.4 million as of March 31, 2025. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents of $60.9 million as of March 31, 2025 are sufficient to fund projected operations of the Company for at least the next twelve months.
Global Economic Considerations
The global macroeconomic environment is uncertain and could be negatively affected by, among other things, inflation, slower growth or recession, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, instability. or volatility in the global capital and credit markets, supply chain weaknesses, financial institution instability, changes to fiscal and monetary policy or government budget dynamics, and instability in the geopolitical environment. Such challenges have caused, and may continue to cause, recession fears, high interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on its future operations.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Unaudited Interim Condensed Financial Statements
In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. Operating results for interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The interim financial statements presented herein do not contain all required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed financial statements should be read in conjunction with the annual audited financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
All of the Company’s revenue in 2024 was derived from collaborations with Ono Pharmaceutical Co., Ltd. (“Ono”) and ImmunoGen, Inc. (“ImmunoGen”) (acquired by AbbVie in February 2024). All services required pursuant to each collaboration agreement were completed by December 31, 2024.
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
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $1.1 million held in operating accounts and $59.8 million held in money market funds as of

March 31, 2025, and $2.2 million held in operating accounts and $55.2 million held in money market funds as of December 31, 2024.
Investments
The Company's investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. There were no impairments of investments for the three months ended March 31, 2025 and 2024.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three months ended March 31, 2025 and 2024.
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
Milestone Payments: At the inception of an agreement that includes research and development milestone payments, the Company evaluates each milestone to determine when and how much of the milestone to include in the transaction price. The Company first estimates the amount of the milestone payment that the Company could receive using either the expected value or the most-likely amount approach. The Company primarily uses the most-

likely amount approach as that approach is generally most predictive for milestone payments with a binary outcome. The Company then considers whether any portion of that estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty). The Company updates the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.
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
Pre-Funded Warrants
The Company’s pre-funded warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company determined that the sales price of the pre-funded warrants was their fair market value at the date of issuance.

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
Net Loss Per Share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Basic shares outstanding includes the weighted average effect of the Company’s outstanding 3,100,823 pre-funded warrants, the exercise of which requires nominal consideration for the delivery of an equal number of shares of common stock. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock or convertible notes, if any, stock options and unvested shares of restricted stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	As of March 31,
	2025	2024
Stock options	8,458,834	6,468,859
Unvested restricted stock units	527,453	1,040,621
	8,986,287	7,509,480
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

3. Investments
The following table represents the Company’s available-for-sale investments by major security type (amounts in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Cash equivalents:
Money market fund	$59,793	—	$59,793
Total	$59,793	$—	$59,793

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$15,598	$2	$15,600
Cash equivalents:
Money market fund	55,233	—	55,233
Total	$70,831	$2	$70,833

The Company’s money market funds are valued using Level 1 inputs and the Company’s U.S. government securities are valued using Level 2 inputs.

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (amounts in thousands):

	March 31, 2025	December 31, 2024
Research and development contract costs	$2,907	$2,900
Compensation and related benefits	1,182	2,288
Operating lease liabilities	927	900
Other	766	410
Total accrued expenses and other current liabilities	$5,782	$6,498
5. Commitments and Contingencies
Operating Leases
The Company leases certain office space, laboratory facilities, and equipment. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options. The Company performed evaluations of its contracts and determined it has operating leases. There have been no material changes in the Company's operating leases as compared to the operating leases disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Kopfkino License Agreement
The Company is party to an Exclusive License Agreement (the “Kopfkino License Agreement”), with Kopfkino IP, LLC. In October 2024, the Company discontinued clinical development of its SL-172154 product candidate that was subject to the Kopfkino License Agreement. The Company retains the exclusive license, but does not have any plans for clinical development or commercialization of any products that would be subject to the Kopfkino License Agreement and, therefore, the Company does not expect to owe milestone payments or royalties under the agreement.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of March 31, 2025, the Company was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.
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
The Company identified a single performance obligation consisting of the preclinical research activities to develop certain bifunctional fusion proteins. The Company recognized revenue for the preclinical research activities as the services were performed using an inputs method. The Company recognized revenue pursuant to the Ono Agreement of $5.4 million for the three months ended March 31, 2024.
In August of 2024 the Company received an additional prepayment of $1.6 million for services to be performed in the fourth quarter of 2024. In connection with the termination of the Ono Agreement, this prepayment was refunded to Ono in the fourth quarter of 2024.
ImmunoGen
In 2022, the Company entered into a collaboration agreement with ImmunoGen (the "ImmunoGen Agreement") Agreement, pursuant to which ImmunoGen agreed to reimburse the Company for $2.0 million of the costs the Company incurred in the Phase 1B combination cohort evaluating SL-172154 in combination with mirvetuximab soravtansine in patients with platinum-resistant ovarian cancer. The Company dosed its first patient with mirvetuximab soravtansine in 2023 and completed all of its obligations under the ImmunoGen Agreement in the second quarter of 2024. The Company recognized revenue of $0.3 million pursuant to the ImmunoGen Agreement for the three months ended March 31, 2024.

The Company did not recognize any revenue pursuant to the ImmunoGen Agreement for the three months ended March 31, 2025.
7. Equity
The Company is authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will receive ratably any dividends declared by the Company’s board of directors (the “Board”) out of funds legally available. In the event of the Company’s liquidation, dissolution or winding-up, the holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of or provision for any liabilities. As of the periods presented, no common stock dividends had been declared by the Board. As of March 31, 2025, none of the 10,000,000 shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
In July 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Sales Agent”) pursuant to which it may offer and sell up to $75 million of shares of its common stock from time to time (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of March 31, 2025, there were no sales of common stock pursuant to the ATM Facility. The Company is currently subject to General Instruction I.B.6 of Form S-3, which limits the amount that it may sell under the ATM Facility. After giving effect to these limitations and the current public float of the Company’s common stock, the Company determined that it currently may offer and sell from and after March 27, 2025 shares of the Company’s common stock having an aggregate offering price of up to $24.5 million under the Sales Agreement.
In December 2023, the Company sold 4,651,163 shares of common stock through an underwritten public offering, and concurrently completed a private placement of 3,100,823 pre-funded warrants. The purchase price per share of common stock was $6.45, and the purchase price per pre-funded warrant was $6.4499, which was the purchase price per share of common stock minus the $0.0001 per share exercise price of such pre-funded warrant. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitation of 9.99% on a post-exercise basis. As of March 31, 2025, all 3,100,823 pre-funded warrants remain outstanding.
8. Stock-Based Compensation and Employee Benefit Plans
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year. The Board may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. On January 1, 2025, the share reserve automatically increased by 1,908,588 shares. As of March 31, 2025, there were 3,721,751 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, restricted stock units (“RSUs”), performance stock and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. Periodically, the Company also grants awards that vest based on the Company's stock achieving certain closing share prices for a specified number of consecutive trading days.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) became effective in October 2020. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period prior to December 31, 2024, and 2,000 shares for purchase periods beginning in 2025. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The Board elected not to increase the share reserve for the ESPP on January 1, 2025. As of March 31, 2025, there were 1,653,370 shares available for future purchases.

There were 6,859 and 11,849 shares issued under the Company’s 2020 ESPP during the three months ended March 31, 2025 and 2024, respectively, in each case for aggregate proceeds of less than $0.1 million.
Summary of Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$687	$1,255
General and administrative	1,034	1,220
Total stock-based compensation	$1,721	$2,475
Stock Options
The following table summarizes option activity under the 2020 Plan for the three months ended March 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2024	6,573,172	$7.19	6.90
Granted	2,395,250	1.18
Exercised	—	—
Forfeited	(509,588)	6.74
Balance at March 31, 2025	8,458,834	$5.52	7.94
Vested and expected to vest	4,234,627	$3.57	9.28
Exercisable at the end of the period	3,543,136	$8.12	6.17
Options granted during the three months ended March 31, 2025 and 2024 had weighted-average grant-date fair values of $0.96 and $7.85 per share, respectively. As of March 31, 2025, the unrecognized compensation cost for options issued was $11.7 million and will be recognized over an estimated weighted-average amortization period of 1.4 years. The total intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $0.0 million and $0.6 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2025 was $0.0 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the three months ended March 31, 2025:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	817,350	$8.02
Granted	—	—
Released	(232,076)	7.70
Forfeited	(57,821)	8.47
Balance at March 31, 2025	527,453	$8.11
The Company recognized $0.3 million and $0.5 million of stock-based compensation cost related to RSUs for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the unrecognized compensation cost for RSUs issued was $3.9 million and will be recognized over an estimated weighted-average amortization period of 2.58 years. The fair values of RSUs are based on the fair value of the Company’s common stock on the date of the grant.
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
The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
2020 Plan
Expected term - years	6.00	6.08
Expected volatility	101.4%	95.8%
Risk-free interest rate	4.4%	4.0%
Expected dividends	—	—
For the three months ended March 31, 2025 and 2024, there were no options granted that require the use of the Monte Carlo option pricing model.

The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
2020 ESPP
Expected term - years	0.50	0.50
Expected volatility	107.8%	158.6%
Risk-free interest rate	4.70%	5.10%
Expected dividends	—	—

9. Segment Reporting
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

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$—	$1,115
Operating expenses:
Research and development:
SL-172154	2,023	6,676
SL-325[1]	2,229	132
Other research and development[2]	2,583	4,179
Research and development non-equity compensation	2,397	4,022
Research and development equity compensation	687	1,255
Total research and development	9,919	16,264
General and administrative expenses:
General and administrative non-equity compensation	1,353	1,690
General and administrative equity compensation	1,033	1,221
Other general and administrative including legal and accounting fees, facilities, insurance, travel and depreciation	2,084	1,984
Total general and administrative	4,470	4,895
Expense from operations	14,389	21,159
Loss from operations	(14,389)	(20,044)
Other Income	687	1,540
Net Loss	$(13,702)	$(18,504)
1 Expenses for SL-325 that were incurred prior to it being nominated a product candidate are included in “other research and development”.
2 Other research and development expense includes technical operations expense of $1.2 million and $1.8 million, other research and development expense (primarily includes research activities for other pipeline compounds and facility expenses) of $0.5 million and $1.4 million and depreciation expense of $0.9 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes appearing in this Quarterly Report on Form 10-Q, as well as the audited financial statements, notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. You should carefully read the “Cautionary Note About Forward-Looking Statements” of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
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
TL1A is the sole known signaling ligand for DR3, and TL1A does not signal through any other receptors. Thus, we believe that the clinical safety profile of TL1A blocking antibodies generated to date in clinical trials conducted by other parties derisks the clinical safety profile for DR3 blockade. The lack of toxicity of SL-325 in our recently completed non-human primate (“NHP”) toxicology study also suggests a potentially favorable clinical safety profile. We engineered SL-325 to lack any Fc gamma receptor binding function, and SL-325 has not shown any evidence to date of antibody dependent cellular cytotoxicity or cellular phagocytosis, which further supports a potentially derisked safety profile. We have demonstrated that SL-325 binds an epitope on DR3 that does not trigger receptor-mediated endocytosis, and the binding of SL-325 to DR3 was shown to be highly durable and specific to DR3 in preclinical assays. Because DR3 is expressed on circulating, peripheral blood lymphocytes, we are able to directly measure DR3 receptor occupancy (“RO”), and our preclinical studies suggest that blockade may last for at least one month as a result of the properties of SL-325 and the stable expression of DR3. The RO and pharmacokinetic (“PK”) profile of SL-325 suggests extended dosing intervals, which we intend to further characterize in our upcoming Phase 1 clinical trial. Finally, the human protein decoy receptor 3 (“DcR3”) neutralizes soluble TL1A, Fas Ligand and LIGHT, which all induce a proinflammatory immune response. DcR3 serves as a sink for these proteins, tempering the proinflammatory immune signaling. Thus, it is desirable to block DR3, but not DcR3, to preserve the natural anti-inflammatory role of DcR3. SL-325 binds to DR3 but not to DcR3.
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
DR3 Bispecific Antibodies
In addition to SL-325 and SL-425, which is a half-life extended version of SL-325, we are developing a series of bispecific antibodies targeting DR3 and other clinically validated targets. The future of biologic therapy for both UC and CD is widely believed to include blockade of multiple inflammatory pathways, and the mechanism of DR3/TL1A inhibition is known to be non-redundant with the mechanism of other clinically validated targets.
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
Overview of Operations
For the three months ended March 31, 2025 and 2024, our net loss was $13.7 million and $18.5 million, respectively. We have not been profitable since inception, and as of March 31, 2025, we had an accumulated deficit of $395.4 million and $60.9 million in cash and cash equivalents. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
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
Global Economic Considerations
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, inflation, slower growth or recession, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, instability or volatility in the global capital and credit markets, supply chain weaknesses, financial institution instability, changes to fiscal and monetary policy or government budget dynamics and instability in the geopolitical environment. Such challenges have caused, and may continue to cause, recession fears, high interest rates, foreign exchange volatility, and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.
Components of our Results of Operations
Collaboration Revenue
We have no products approved for commercial sale, and we have not generated any revenue from commercial product sales. Our total revenue to date has been generated from our collaboration and research agreements with various third parties. Revenue recognized in 2024 was a result of collaboration agreements with Ono Pharmaceutical Co., Ltd ("Ono") and ImmunoGen, Inc. (“ImmunoGen”). We have completed all of our obligations and recognized all revenues associated with the collaboration agreements with Immunogen and Ono in 2024.
Operating Expense
Research and Development Expense
Our research and development expenses consist primarily of costs incurred in connection with the discovery and development of our current and potential future product candidates. These expenses include:
•expenses incurred to conduct our clinical trials, including expenses associated with clinical trials of SL-325 and any potential product candidates we may advance in the future, as well as the expenses associated with prior clinical trials of SL-172154, and the associated wind-down activities;
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
The following table summarizes our research and development expenses by product candidate:

	Three Months Ended March 31,
	2025	2024
(in thousands)	(unaudited)
SL-325[1]	$2,229	$132
SL-172154	2,023	6,676
Other pipeline compounds	1,217	2,605
Internal costs, including personnel related benefits, facilities and depreciation	4,450	6,851
Total research and development costs	$9,919	$16,264
1    Expenses for SL-325 that were incurred prior to it being nominated a product candidate are included in "other pipeline compounds” in the table above.
Research and development activities are central to our business model. We are focused on the preclinical and clinical development of SL-325 and other DR3 targeted assets, and conducting additional research on other potential product candidates. Product candidates in earlier stages of development generally have lower development costs than those in later stages of development. We have discontinued clinical development of SL-172154 and are no longer conducting research activities performed under the collaboration agreement with Ono. As a result of these operational changes, we expect a decrease in operating expense year-over-year, primarily associated with a reduction in clinical development, manufacturing, and process development costs earmarked to SL-172154 and the reduction in costs associated with our workforce.
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
We expect that our general and administrative expense may decrease in the future due to workforce reductions that occurred as a result of the discontinuation of SL-172154. If any of our current or future product candidates advances to clinical development or obtains regulatory approval, we expect that we would incur increased expenses associated with building the appropriate general and administrative support for our increased research and development activities, or building a sales and marketing team.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	Dollar	Percentage
	(unaudited)
Collaboration revenue	$—	$1,115	$(1,115)	(100.0)%
Operating expenses:
Research and development	9,919	16,264	(6,345)	(39.0)%
General and administrative	4,470	4,895	(425)	(8.7)%
Loss from operations	(14,389)	(20,044)	5,655	(28.2)%
Other income:
Other	687	1,540	(853)	(55.4)%
Net loss	$(13,702)	$(18,504)	$4,802	(26.0)%
Collaboration Revenue
Collaboration revenue decreased by $1.1 million, or 100.0%, to $0.0 million for the three months ended March 31, 2025 from $1.1 million for the three months ended March 31, 2024. The decrease in collaboration revenue was a result of completing all obligations and recognizing all revenues associated with the Ono and ImmunoGen collaboration agreements in 2024.
Research and Development Expense
Research and development expenses decreased by $6.3 million, or 39.0%, to $9.9 million for the three months ended March 31, 2025 from $16.3 million for the three months ended March 31, 2024. The decrease in research and development expenses was primarily a result of a decrease of $5.0 million in clinical and research and development expenses as a result of the discontinuation of SL-172154 and related oncology projects, a decrease in compensation and related benefit expenses of $2.2 million as a result of workforce reductions in 2024, a decrease of $0.5 million in research and development work for other pipeline compounds and a $0.4 million decrease in work performed pursuant to the collaboration agreement with Ono offset by an increase of $2.1 million in research and development expenses for SL-325.

General and Administrative Expense
General and administrative expenses decreased by $0.4 million, or 8.7%, to $4.5 million for the three months ended March 31, 2025 from $4.9 million for the three months ended March 31, 2024 primarily as a result of decreased compensation and related benefit expenses as a result of the workforce reduction in 2024.
Other Income
Other income decreased by $0.8 million or 55.4%, to $0.7 million for the three months ended March 31, 2025 from $1.5 million for the three months ended March 31, 2024 primarily as a result of a decrease in our average investment balance.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our common stock, pre-funded warrants, convertible preferred stock and convertible notes, and through our collaboration and research agreements with various third parties.
In July 2022, we entered into a sales agreement ("the Sales Agreement") with Leerink Partners LLC (formerly known as SVB Securities LLC) (the "Sales Agent") pursuant to which we may offer and sell up to $75 million of shares of our common stock from time to time in an at-the-market facility (the "ATM Facility"). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of March 31, 2025, there were no sales pursuant to the ATM Facility We are currently subject to General Instruction I.B.6 of Form S-3, which limits the amount that we may sell under the ATM Facility. After giving effect to these limitations and the current public float of our common stock, we determined that we currently may offer and sell from and after March 27, 2025 shares of our common stock having an aggregate offering price of up to $24.5 million under the Sales Agreement.
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

Until we obtain regulatory approval to market our product candidates, if ever, we cannot generate revenues from sales of our products. Even if we are able to sell our products, we may not generate a sufficient amount of product revenues to finance our cash requirements. Accordingly, it will be necessary for us to seek to raise additional capital through equity offerings and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our development programs or patent portfolios. Additionally, we are currently evaluating our options related to the advancement of our platform of mRNA/LNP administered multifunctional GLP-1 constructs and our TRIM7 program, which may include the independent financing of a subsidiary or spun-out entity. There can be no assurance that such funding may be available to us on acceptable terms, or at all. The issuance of equity securities may result in dilution to stockholders and the issuance of debt securities may have rights, preferences and privileges senior to those of our common stock and the terms of any such debt securities could impose significant restrictions on our operations. The failure to raise funds as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. Additionally, if additional funding is not secured when required, we may need to delay or curtail our operations until such funding is received, which would have a material and adverse impact on our business prospects and results of operations.
We believe that our cash and cash equivalents as of March 31, 2025 are sufficient to fund projected operations into 2027.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
(in thousands)	(unaudited)
Net cash used in operating activities	$(12,032)	$(16,161)
Net cash provided by (used in) investing activities	15,600	(33,276)
Net cash used in financing activities	(57)	(184)
Net increase (decrease) in cash and cash equivalents	$3,511	$(49,621)
Net Cash Used in Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities was $12.0 million and primarily reflected our net loss of $13.7 million and a $1.1 million decrease in our operating assets and liabilities offset by net noncash operating charges of $2.8 million for stock-based compensation, depreciation expense, accretion of investments and non-cash operating lease expense. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.
During the three months ended March 31, 2024, net cash used in operating activities was $16.2 million and a $0.8 million decrease in our operating assets and liabilities offset by noncash operating charges of $3.2 million for stock-based compensation, depreciation expense, accretion of investments and non-cash operating lease expense.
Net Cash Provided by (Used in) Investing Activities
During the three months ended March 31, 2025, net cash provided by investing activities was $15.6 million as a result of the maturities of investments.
During the three months ended March 31, 2024, net cash used in investing activities was $33.3 million, which was the total net effect of purchases and maturities of investments.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2025 and 2024, minimal cash was provided by financing activities.

Contractual Obligations and Other Commitments
See Note 5 to our condensed financial statements found elsewhere in this Quarterly Report on Form 10-Q for additional disclosures. There have been no other material changes from the Contractual Obligations and Other Commitments disclosed in Note 6 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Critical Accounting Policies
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, the accrual for research and development expenses, and the valuation of stock-based awards. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our financial statements. We believe that the assumptions and estimates associated with our most critical accounting policies are those relating to revenue, accrued research and development costs and stock-based compensation.
There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of the year ending December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the risk factors below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, fluctuating interest and inflation rates, changes in trade policies, including tariffs or other trade restrictions or the threat of such action, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, especially in light of recent comments and executive orders made by the Trump Administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, fluctuating interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, our business partners and suppliers. For example, on February 1, 2025, the United States imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. On April 2, 2025, the United States announced a baseline 10% tariff on all foreign goods, with goods imported from specified nations, including China and those in the European Union, taxed at higher rates. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets.

In addition, the Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can also adversely affect us by increasing our costs, including labor and employee benefit costs.

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

Based on our current business plans, we estimate that our existing cash and cash equivalents and investments will enable us to fund our operating expenses into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned through public or private equity or debt financings or other sources, such as strategic collaborations. For example, we are now subject to General Instruction I.B.6 of Form S-3, which limits the amount that we may sell under our current ATM Facility. After giving effect to these limitations and the current public float of our common stock, we currently may offer and sell from and after the filing date of the Annual Report on Form 10-K, which was March 27, 2025, shares of our common stock having an aggregate offering price of up to $24,474,604 under the Sales Agreement. For sales following the date of the filing of the 2024 Form 10-K, and until we again have a public float with a value in exceeds of $75 million, if ever, we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statements will also decrease. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may materially and adversely affect the development of our product candidates. Our ability to raise additional funds will depend on financial, economic, and market conditions and other factors, over which we may have no or limited control. Additional funds may not be available when we need them, on terms that are acceptable to us or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

Shattuck Labs, Inc.

Date: May 01, 2025	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: May 01, 2025	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)