Form 10-Q
period 2025-06-30
Shattuck Labs, Inc.
filed 2025-08-14
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant, (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2025, the registrant had 47,903,215 shares of common stock, $0.0001 par value per share, outstanding.

SHATTUCK LABS, INC.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to products and markets, and business trends and other information referred to under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “develop,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts and reflect our current views with respect to future events, outcomes, or results. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.
There are a number of risks, uncertainties, and other factors that could cause our actual results or outcomes, or the timing of our results or outcomes to differ materially from the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q. Such risks, uncertainties, and other factors include, among others, the following:
•the timing of the initiation, progress, and expected results of our nonclinical studies, our clinical trials, and our research and development programs;
•our ability to enroll patients in our clinical trials;
•the costs related to our nonclinical studies, our clinical trials, our research and development programs, and the impact of inflationary pressures on such costs;
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
•our estimates regarding expenses, capital requirements, and needs for additional financing, and our ability to obtain additional capital;
•our financial performance;

•developments relating to our competitors and our industry, including competing product candidates and therapies; and
•economic downturns, inflation, fluctuating interest rates, changes in trade policies including tariffs or other trade restrictions, or the threat of such actions, natural disasters, public health crises such as pandemics, political crises, geopolitical events, or other macroeconomic conditions.
There may be other risks, uncertainties, and other factors that may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q, including factors disclosed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks and uncertainties, and other factors.
We caution you that the risks, uncertainties, and other factors referred to above and elsewhere in this Quarterly Report on Form 10-Q may not contain all of the risks, uncertainties, and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for our management to predict all risks. In addition, we cannot assure you that we will realize the results, outcomes, benefits, or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way we expect.
Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and not of any future date, and we expressly disclaim any intent to update any forward-looking statements, whether as a result of new information, future developments, future events, changes in assumptions, or otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SHATTUCK LABS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,467	$57,387
Investments	—	15,600
Prepaid expenses and other current assets	4,208	6,228
Total current assets	54,675	79,215
Property and equipment, net	7,947	9,812
Other assets	1,749	2,022
Total assets	$64,371	$91,049

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$475	$2,419
Accrued expenses and other current liabilities	4,861	6,498
Total current liabilities	5,336	8,917
Non-current operating lease liabilities	2,016	2,506
Total liabilities	7,352	11,423
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 47,903,215 shares issued and outstanding at June 30, 2025 and 47,714,708 shares issued and outstanding at December 31, 2024	5	5
Additional paid-in capital	464,893	461,339
Accumulated other comprehensive income	1	2
Accumulated deficit	(407,880)	(381,720)
Total stockholders’ equity	57,019	79,626
Total liabilities and stockholders’ equity	$64,371	$91,049
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$—	$1,609	$—	$2,724
Operating expenses:
Research and development	8,680	19,239	18,599	35,503
General and administrative	4,352	5,332	8,822	10,227
Expense from operations	13,032	24,571	27,421	45,730
Loss from operations	(13,032)	(22,962)	(27,421)	(43,006)
Other income	574	1,410	1,261	2,950
Net loss	$(12,458)	$(21,552)	$(26,160)	$(40,056)
Unrealized gain (loss) on investments	1	9	(1)	(9)
Comprehensive loss	$(12,457)	$(21,543)	$(26,161)	$(40,065)
Net loss per share – basic and diluted	$(0.24)	$(0.42)	$(0.51)	$(0.79)
Weighted-average shares outstanding – basic and diluted	51,002,247	50,791,241	50,984,031	50,678,818
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	47,714,708	$5	$461,339	$2	$(381,720)	$79,626
Exercise of stock options and purchases pursuant to employee stock purchase plan	6,859	—	8	—	—	8
Issuance of common stock upon settlement of restricted stock units	232,076	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock unit	(54,403)	—	(65)	—	—	(65)
Stock-based compensation expense	—	—	1,721	—	—	1,721
Unrealized loss on investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(13,702)	(13,702)
Balance at March 31, 2025	47,899,240	$5	$463,003	$—	$(395,422)	$67,586
Issuance of common stock upon settlement of restricted stock units	3,975	—	—	—	—	—
Stock-based compensation expense	—	—	1,890	—	—	1,890
Unrealized gain on investments	—	—	—	1	—	1
Net loss	—	—	—	—	(12,458)	(12,458)
Balance at June 30, 2025	47,903,215	$5	$464,893	$1	$(407,880)	$57,019

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	47,260,108	5	451,006	4	(306,310)	144,705
Exercise of stock options and purchases pursuant to employee stock purchase plan	145,841	—	609	—	—	609
Issuance of common stock upon settlement of restricted stock units	156,803	—	—	—	—	—
Shares withheld related to net share settlement	(43,533)	—	(437)	—	—	(437)
Stock-based compensation expense	—	—	2,475	—	—	2,475
Proceeds from sale of common stock	—	—	(17)	—	—	(17)
Unrealized loss on investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(18,504)	(18,504)
Balance at March 31, 2024	47,519,219	$5	$453,636	$(14)	$(324,814)	$128,813
Exercise of stock options	205,042	—	691	—	—	691
Issuance of common stock upon settlement of restricted stock units	3,975	—	—	—	—	—
Shares withheld related to net share settlement	(967)	—	(10)	—	—	(10)
Stock-based compensation expense	—	—	2,665	—	—	2,665
Unrealized gain on investments	—	—	—	9	—	9
Net loss	—	—	—	—	(21,552)	(21,552)
Balance at June 30, 2024	47,727,269	$5	$456,982	$(5)	$(346,366)	$110,616
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,160)	$(40,056)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	3,611	5,140
Depreciation	1,865	1,936
Non-cash operating lease expense	241	206
Net amortization of investments	(1)	(988)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,020	3,514
Other assets	32	40
Accounts payable	(1,944)	1,225
Accrued expenses and other current liabilities	(1,637)	(316)
Non-current operating lease liabilities	(490)	(434)
Deferred revenue	—	2,654
Net cash used in operating activities	(22,463)	(27,079)
Cash flows from investing activities:
Maturities of investments	15,600	25,000
Purchases of investments	—	(63,673)
Purchase of property and equipment	—	(17)
Net cash provided by (used in) investing activities	15,600	(38,690)
Cash flows from financing activities:
Proceeds from the exercises of stock options and purchases pursuant to employee stock purchase plan	8	1,300
Taxes paid related to net share settlement of equity awards	(65)	(447)
Proceeds from sale of common stock	—	(17)
Net cash (used in) provided by financing activities	(57)	836
Net decrease in cash and cash equivalents	(6,920)	(64,933)
Cash and cash equivalents, beginning of period	57,387	125,626
Cash and cash equivalents, end of period	$50,467	$60,693
Supplemental disclosures of non-cash financial activities:
Unpaid amounts related to purchases of property and equipment	$—	$10

See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
1. Organization and Description of Business
Shattuck Labs, Inc. (the “Company”) was incorporated in 2016 in the State of Delaware and is a biotechnology company specializing in the development of potential treatments for inflammatory and immune-mediated diseases. Shattuck is developing a potentially first-in-class antibody for the treatment of inflammatory bowel disease and other inflammatory and immune-mediated diseases. Shattuck’s expertise in protein engineering and the development of novel tumor necrosis factor receptor agonist and antagonist therapeutics come together in its lead program, SL-325, which it believes could be a first-in-class death receptor 3 (“DR3”) antagonist antibody designed to achieve best-in-class clinical remission rates due to a more complete and durable blockade of the clinically validated TL1A/DR3 pathway.
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $407.9 million as of June 30, 2025. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed will have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents of $50.5 million as of June 30, 2025 are sufficient to fund projected operations of the Company for at least the next twelve months.
Global Economic Considerations
The global macroeconomic environment is uncertain and could be negatively affected by, among other things, inflation, slower growth or recession, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, instability, or volatility in the global capital and credit markets, supply chain weaknesses, financial institution instability, changes to fiscal and monetary policy or government budget dynamics, and instability in the geopolitical environment. Such challenges have caused, and may continue to cause, recession fears, high interest rates, foreign exchange volatility, and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on its future operations.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Unaudited Interim Condensed Financial Statements
In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position, its results of operations, statements of changes in stockholders’ equity, and cash flows for the interim periods presented. Operating results for interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The interim financial statements presented herein do not contain all required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed financial statements should be read in conjunction with the annual audited financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience. Changes in estimates, if any, are recorded in the period in which they become known and actual results could differ from management’s estimates.
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
Fair value measurements are classified based on the lowest level of input that is significant to the measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The determination of the fair values takes into account the market for its financial assets and liabilities, the associated credit risk, and other factors as required. The Company considers active markets as those in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Management believes that the carrying amounts of the Company’s financial instruments, including investments and accounts payable, approximate fair value due to the short-term nature of those instruments.
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, and investments. The Company maintains its cash and cash equivalents at an accredited financial institution in amounts that exceed federally-insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company invests in only U.S. Treasury securities that management believes protects the Company from risk of default and impairment of value.
All of the Company’s revenue in 2024 was derived from collaborations with Ono Pharmaceutical Co., Ltd (“Ono”) and ImmunoGen, Inc. (“ImmunoGen”) (acquired by AbbVie in February 2024). All services required pursuant to each collaboration agreement were completed by December 31, 2024.
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
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $0.7 million held in operating accounts, $15.8 million held in money market funds, and

$34.0 million in U.S. government securities as of June 30, 2025, and $2.2 million held in operating accounts and $55.2 million held in money market funds as of December 31, 2024.
Investments
The Company’s investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter. There were no impairments of investments for the three and six months ended June 30, 2025 and 2024.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three and six months ended June 30, 2025 and 2024.
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
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.
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
At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services in the Company’s arrangements may consist of a license of, or options to license, the Company’s intellectual property and research, development, and manufacturing services. The Company may provide options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. Performance obligations are promises in a contract to transfer a distinct good or service to the customer that, (i) the customer can benefit from on its own or together with other readily available resources and, (ii) are separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.
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
Royalties: For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of, (i) when the related sales occur, or, (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
Research and Development Costs
Research and development costs are expensed as incurred, and include salaries, stock-based compensation and other personnel-related costs, equipment and supplies, depreciation, nonclinical studies, clinical trials, and manufacturing development activities.
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
Pre-Funded Warrants
The Company’s pre-funded warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital. The pre-funded warrants are equity classified because they, (i) are freestanding financial instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and, (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company determined that the sales price of the pre-funded warrants was their fair market value at the date of issuance.

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
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	As of June 30,
	2025	2024
Stock options	8,312,974	6,443,892
Unvested restricted stock units	517,848	1,034,410
	8,830,822	7,478,302
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of the net loss and unrealized gains and losses on investments.

Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, to require enhanced disclosures that include reportable segment expenses. The amendments in this update provide that a business entity disclose significant segment expenses and segment profit or loss (after significant segment expenses) and allows reporting of additional measures of a segment’s profit or loss if used in assessing segment performance. Such disclosures apply to entities with a single reportable segment. These amendments were effective for the Company in 2024 and retrospectively to all prior periods using the significant segment expense categories identified.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosure requirements by requiring, (i) consistent categories and greater disaggregation of information in the rate reconciliation and, (ii) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which is intended to provide more detailed information about specified categories of expenses (employee compensation, depreciation, and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either, (i) prospectively to financial statements issued for periods after the effective date of this ASU or, (ii) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its financial statements and disclosures.
3. Investments
The following table represents the Company’s available-for-sale investments by major security type (amounts in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Cash equivalents:
U.S. government securities	$34,036	$1	$34,037
Money market fund	15,808	—	15,808
Total	$49,844	$1	$49,845

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$15,598	$2	$15,600
Cash equivalents:
Money market fund	55,233	—	55,233
Total	$70,831	$2	$70,833
The Company's money market funds are calculated using level 1 inputs and the Company's U.S. government securities are valued using level 2 inputs.

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (amounts in thousands):

	June 30, 2025	December 31, 2024
Research and development contract costs	$2,184	$2,900
Compensation and related benefits	1,478	2,288
Operating lease liabilities	956	900
Other	243	410
Total accrued expenses and other current liabilities	$4,861	$6,498
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
Kopfkino License Agreement
The Company is party to an exclusive license agreement (the “Kopfkino License Agreement”) with Kopfkino IP, LLC. In October 2024, the Company discontinued clinical development of its SL-172154 product candidate that was subject to the Kopfkino License Agreement. The Company does not have any plans for clinical development or commercialization of any products that would be subject to the Kopfkino License Agreement. Therefore, the Company does not expect to owe milestone payments or royalties under the agreement.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of June 30, 2025, the Company was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.
Contractual Obligations
Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which the Company cannot reasonably predict future payment. The Company’s contractual obligations result primarily from obligations for various CDMOs and CROs, which include potential payments that may be required under its agreements. The contracts also contain variable costs and milestones that are hard to predict, as they are based on such things as patients enrolled and clinical trial sites. The timing of payments and actual amounts paid under CDMO and CRO agreements may be different depending on the timing of receipt of goods, services, changes to agreed-upon terms, or amounts for some obligations. Such agreements are cancellable upon written notice by the Company and therefore, are not long-term liabilities.

6. Collaboration Agreements
The Company recognizes revenue for collaboration agreements using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs expected to be incurred, and any upfront payments are deferred accordingly.
Ono Pharmaceutical Co., Ltd
In February 2024, the Company entered into a collaboration and license agreement (the “Ono Agreement”) with Ono, pursuant to which the parties collaborated in the research and preclinical development of certain compounds selected by Ono from the Company’s pipeline of bifunctional fusion proteins directed toward a pair of prespecified targets for potential treatment of autoimmune and inflammatory diseases. On September 30, 2024, the Company and Ono mutually agreed to terminate the Ono Agreement. Following the mutual termination, the Company is no longer required to satisfy any remaining performance obligations, and will not receive any future research activity reimbursements or upfront milestone or royalty payments from Ono. All options and licenses held by Ono under the Ono Agreement were terminated.
The Ono Agreement was a collaborative arrangement under ASC 808 as both companies were active participants that were exposed to significant risks and rewards. However, since the units of account identified under ASC 808 followed a typical vendor/customer relationship, the Company accounted for the transaction under ASC 606.
Under the Ono Agreement, the Company granted Ono an exclusive option (the “Option”) to obtain an exclusive sublicensable license to further research, develop, manufacture, and commercialize products containing the specified bifunctional fusion proteins in any therapeutic area worldwide. The Company determined that the contingent promise to provide the license upon the exercise of the Option should be accounted for as a customer option, and the $2.0 million amount allocated to that Option was recognized as revenue in 2024 pursuant to the termination of the Ono Agreement.
The Company identified a single performance obligation consisting of the preclinical research activities to develop certain bifunctional fusion proteins. The Company recognized revenue for the preclinical research activities as the services were performed using an inputs method. The Company recognized revenue pursuant to the Ono Agreement of $1.5 million and $2.4 million for the three and six months ended June 30, 2024, respectively.
In August of 2024, the Company received an additional prepayment of $1.6 million for services to be performed in the fourth quarter of 2024. In connection with the termination of the Ono Agreement, this prepayment was refunded to Ono in the fourth quarter of 2024.
The Company did not recognize any revenue pursuant to the Ono Agreement for the three or six months ended June 30, 2025.
ImmunoGen
In 2022, the Company entered into a collaboration agreement with ImmunoGen (the “ImmunoGen Agreement”) pursuant to which ImmunoGen agreed to reimburse the Company for $2.0 million of the costs the Company incurred in the Phase 1B combination cohort evaluating SL-172154 in combination with mirvetuximab soravtansine in patients with platinum-resistant ovarian cancer. The Company dosed its first patient with mirvetuximab soravtansine in 2023 and completed all of its obligations under the ImmunoGen Agreement in the second quarter of 2024. The Company recognized revenue of $0.1 million and $0.3 million pursuant to the ImmunoGen Agreement for the three and six months ended June 30, 2024, respectively.
The Company did not recognize any revenue pursuant to the ImmunoGen Agreement for the three or six months ended June 30, 2025
7. Equity
The Company is authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption, or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will receive ratably any dividends declared by the Company’s board of directors (“Board”) out of funds legally available. In the event of the Company’s liquidation, dissolution, or winding-up, the holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of or provision for any liabilities. As of the periods presented, no common stock dividends had been declared by the Board. As of June 30, 2025, none of the 10,000,000 shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.

In July 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Sales Agent”) pursuant to which it may offer and sell up to $75.0 million of shares of its common stock from time to time (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of June 30, 2025, there were no sales pursuant to the ATM Facility. The Company’s Registration Statement on Form S-3 expired on July 29, 2025, and therefore no sales can be made under the Sales Agreement until such time as the Company files a new Registration Statement on Form S-3. Based on the public float of the Company’s common stock as of the date of the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company is currently subject to General Instruction I.B.6 of Form S-3 and therefore may not sell more than one-third of the market value of its common stock held by non-affiliates until the Company’s public float exceeds $75.0 million.

In December 2023, the Company sold 4,651,163 shares of common stock through an underwritten public offering, and concurrently completed a private placement of 3,100,823 pre-funded warrants. The purchase price per share of common stock was $6.45, and the purchase price per pre-funded warrant was $6.45, which was the purchase price per share of common stock minus the $0.0001 per share exercise price of such pre-funded warrant. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitation of 9.99% on a post-exercise basis. As of June 30, 2025, all 3,100,823 pre-funded warrants remain outstanding.
8. Stock-Based Compensation and Employee Benefit Plans
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year. The Board may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. On January 1, 2025, the share reserve automatically increased by 1,908,588 shares. As of June 30, 2025, there were 3,873,241 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, restricted stock units (“RSUs”) performance stock, and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. Periodically, the Company also grants awards that vest based on the Company's stock achieving certain closing share prices for a specified number of consecutive trading days.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) became effective in October 2020. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period prior to December 31, 2024, and 2,000 shares for purchase periods beginning in 2025. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The Board elected not to increase the share reserve for the ESPP on January 1, 2025. As of June 30, 2025, there were 1,653,370 shares available for future purchases. There were no shares issued under the Company’s 2020 ESPP during the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company issued 6,859 and 7,286 shares of common stock, respectively for aggregate cash proceeds of less than $0.1 million.
Summary of Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$867	$1,456	$1,555	$2,711
General and administrative	1,023	1,209	2,056	2,429
Total stock-based compensation	$1,890	$2,665	$3,611	$5,140
Stock Options
The following table summarizes option activity under the 2020 Plan for the six months ended June 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2024	6,573,172	$7.19	6.90
Granted	2,395,250	1.18
Exercised	—	—
Forfeited	(655,448)	7.26
Balance at June 30, 2025	8,312,974	$5.46	7.79
Vested and expected to vest	3,897,383	$3.31	9.09
Exercisable at the end of the period	3,809,996	$7.85	6.35
Options granted during the six months ended June 30, 2025 and 2024 had weighted-average grant-date fair values of $0.96 and $7.36 per share, respectively. As of June 30, 2025, the unrecognized compensation cost for options issued was $10.2 million and will be recognized over an estimated weighted-average amortization period of 1.3 years. The total intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was $0 and $1.9 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2025 was $0.1 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the six months ended June 30, 2025:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	817,350	$8.02
Granted	—	—
Released	(236,051)	7.62
Forfeited	(63,451)	8.50
Balance at June 30, 2025	517,848	$8.15
The Company recognized $0.7 million and $1.1 million of stock-based compensation cost related to RSUs for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the unrecognized compensation cost for RSUs issued was $3.5 million and will be recognized over an estimated weighted-average amortization period of 1.2 years. The fair values of RSUs are based on the fair value of the Company’s common stock on the date of the grant.
Fair Value of Stock Options and Shares Issued
The Company accounts for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options and restricted stock awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options that only have service or performance conditions. The Company uses the Monte Carlo pricing model to estimate the fair value of options that have market-based conditions. The inputs to both pricing models require a number of management estimates such as the expected term, volatility, risk-free interest rate, and dividend yield. The fair value of stock options was determined using the methods and assumptions discussed below.
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
The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Six Months Ended June 30,
	2025	2024
Expected term - years	6.00	6.02
Expected volatility	101.4%	96.1%
Risk-free interest rate	4.4%	4.1%
Expected dividends	—	—

The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Six Months Ended June 30,
	2025	2024
Expected term - years	0.50	0.50
Expected volatility	107.8%	158.6%
Risk-free interest rate	4.7%	5.1%
Expected dividends	—	—
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
The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	Three Months Ended June 30,
	2025	2024
Collaboration revenue	$—	$1,609
Operating expenses:
Research and development:
SL-325[1]	2,604	231
SL-172154	602	9,593
Other research and development[2]	2,276	4,026
Research and development non-equity compensation	2,331	3,933
Research and development equity compensation	867	1,456
Total research and development	8,680	19,239
General and administrative expenses:
General and administrative non-equity compensation	1,365	1,616
General and administrative equity compensation	1,023	1,209
Other general and administrative including legal and accounting fees, facilities, insurance, travel and depreciation	1,964	2,507
Total general and administrative	4,352	5,332
Expense from operations	13,032	24,571
Loss from operations	(13,032)	(22,962)
Other income	574	1,410
Net loss	$(12,458)	$(21,552)
1 Expenses for SL-325 that were incurred prior to it being nominated a product candidate are included in “other research and development.”
2 Other research and development expense includes technical operations expense of $0.7 million and $1.1 million, other research and development expense (primarily includes research activities for other pipeline compounds and facility expenses) of $0.7 million and $2.0 million and depreciation expense of $0.9 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively.

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	Six Months Ended June 30,
	2025	2024
Collaboration revenue	$—	$2,724
Operating expenses:
Research and development:
SL-325[1]	4,833	363
SL-172154	2,625	16,270
Other research and development[2]	4,859	8,204
Research and development non-equity compensation	4,727	7,955
Research and development equity compensation	1,555	2,711
Total research and development	18,599	35,503
General and administrative expenses:
General and administrative non-equity compensation	2,718	3,307
General and administrative equity compensation	2,056	2,429
Other general and administrative including legal and accounting fees, facilities, insurance, travel and depreciation	4,048	4,491
Total general and administrative	8,822	10,227
Expense from operations	27,421	45,730
Loss from operations	(27,421)	(43,006)
Other income	1,261	2,950
Net loss	$(26,160)	$(40,056)
1 Expenses for SL-325 that were incurred prior to it being nominated a product candidate are included in “other research and development.”
2 Other research and development expense includes technical operations expense of $1.1 million and $2.1 million, other research and development expense (primarily includes research activities for other pipeline compounds and facility expenses) of $2.0 million and $4.3 million and depreciation expense of $1.8 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively.
10. Subsequent Event
Securities Purchase Agreement
On August 4, 2025, the Company entered into a securities purchase agreement with certain investors (the "Private Placement"). Pursuant to the Private Placement, the Company agreed to issue and sell, in a private placement, 15,225,158 shares of the Company’s common stock and pre-funded warrants to purchase up to 37,410,188 shares of common stock, and accompanying common stock warrants to purchase up to 52,635,346 shares of common stock, or in lieu thereof, pre-funded warrants. The purchase price per share of common stock and accompanying common stock warrant is $0.8677, and the purchase price per pre-funded warrant and accompanying common stock warrant is $0.8676, which is the purchase price per share of common stock and accompanying common stock warrant minus the $0.0001 per share exercise price of such pre-funded warrant. In connection with the Private Placement, certain investors received the right to designate directors to the Company’s board of directors at closing.
Each pre-funded warrant has an exercise price of $0.0001, is exercisable at any time after the date of issuance for one share of common stock, and will expire when exercised in full.
Each common stock warrant has an exercise price of $1.0846 and is exercisable at any time after the date of issuance for one share of common stock or pre-funded warrant in lieu thereof. The common stock warrants will expire on the 30th day following the date on which the data from the single ascending dose and multiple ascending dose portions of the Company’s phase 1 clinical trial of SL-325, including receptor occupancy and safety data, and the design of the planned phase 2 clinical trial(s) have been announced publicly.
The Private Placement is expected to close following the clearance of the investigational new drug application for SL-325 by the U.S. Food and Drug Administration and satisfaction or waiver of all closing conditions set forth in the securities purchase agreement. The Company expects to receive upfront aggregate gross proceeds of approximately $46 million, before deducting placement agent fees and estimated offering expenses. If all common stock warrants are exercised in full, the Company could receive additional aggregate gross proceeds of approximately $57 million.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring domestic and international provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has various effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes appearing in this Quarterly Report on Form 10-Q, as well as the audited financial statements, notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. You should carefully read the “Cautionary Note About Forward-Looking Statements” of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
Overview
We are a biotechnology company specializing in the development of potential treatments for inflammatory and immune-mediated diseases. We are developing a potentially first-in-class antibody for the treatment of inflammatory bowel disease (“IBD”) and other inflammatory and immune-mediated diseases. Our expertise in protein engineering and the development of novel tumor necrosis factor (“TNF”) receptor therapeutics come together in our lead program, SL-325, which we believe could be a first-in-class death receptor 3 (“DR3”) antagonist antibody.
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
TL1A is the sole known signaling ligand for DR3, and TL1A does not signal through any other receptors. Thus, we believe that the clinical safety profile of TL1A blocking antibodies generated to date in clinical trials conducted by other parties derisks the clinical safety profile for DR3 blockade. The lack of toxicity of SL-325 in our recently completed non-human primate (“NHP”) toxicology study also suggests a potentially favorable clinical safety profile. We engineered SL-325 to lack any Fc gamma receptor binding function, and SL-325 has not shown any evidence to date of antibody dependent cellular cytotoxicity or cellular phagocytosis, which further supports a potentially derisked safety profile. We have demonstrated that SL-325 binds an epitope on DR3 that does not trigger receptor-mediated endocytosis, and the binding of SL-325 to DR3 was shown to be highly durable and specific to DR3 in preclinical assays. Because DR3 is expressed on circulating peripheral blood lymphocytes, we are able to directly measure DR3 receptor occupancy (“RO”) and our preclinical studies suggest that blockade may last for at least one month as a result of the properties of SL-325 and the stable expression of DR3. The RO and pharmacokinetic (“PK”) profile of SL-325 suggests extended dosing intervals, which we intend to further characterize in our upcoming Phase 1 clinical trial. Finally, the human protein decoy receptor 3 (“DcR3”) neutralizes soluble TL1A, Fas Ligand and LIGHT, which all induce a proinflammatory immune response. DcR3 serves as a sink for these proteins, tempering the proinflammatory immune signaling. Thus, it is desirable to block DR3, but not DcR3, to preserve the natural anti-inflammatory role of DcR3. SL-325 binds to DR3 but not to DcR3.
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
We are planning initial clinical development of SL-325 for patients with IBD, including UC and/or CD. The clinical success of several TL1A blocking antibodies to date suggests that SL-325 may have monotherapy disease modifying activity early in clinical development. As described above, we believe that targeting DR3 may be more efficacious than targeting TL1A in patients with IBD. We expect to initiate enrollment in our Phase 1 clinical trial of SL-325 in the third quarter of 2025, and we expect to complete enrollment in the full Phase 1 clinical trial in the second quarter of 2026.
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
Overview of Operations
For the six months ended June 30, 2025 and 2024, our net loss was $26.2 million and $40.1 million, respectively. We have not been profitable since inception, and as of June 30, 2025, we had an accumulated deficit of $407.9 million and $50.5 million in cash and cash equivalents. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
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
•retain key personnel and infrastructure to support our nonclinical development, research, manufacturing, and future clinical development efforts;

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
Recent Developments
On August 4, 2025, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to issue and sell, in a private placement, 15,225,158 shares of our common stock and pre-funded warrants to purchase up to 37,410,188 shares of our common stock, and accompanying common stock warrants to purchase up to 52,635,346 shares of common stock, or in lieu thereof, pre-funded warrants (the "Private Placement"). The purchase price per share of common stock and accompanying common stock warrant is $0.8677, and the purchase price per pre-funded warrant and accompanying common stock warrant is $0.8676, which is the purchase price per share of our common stock and accompanying common stock warrant minus the $0.0001 per share exercise price of such pre-funded warrant. In connection with the Private Placement, certain investors received the right to designate directors to our board of directors at closing.
Each pre-funded warrant has an exercise price of $0.0001, is exercisable at any time after the date of issuance for one share of our common stock, and will expire when exercised in full.
Each common stock warrant has an exercise price of $1.0846 and is exercisable at any time after the date of issuance for one share of our common stock or pre-funded warrant in lieu thereof. The common stock warrants will expire on the 30th day following the date on which the data from the single ascending dose and multiple ascending dose portions of our phase 1 clinical trial of SL-325, including receptor occupancy and safety data, and the design of the planned phase 2 clinical trial(s) have been announced publicly.
The Private Placement is expected to close following the clearance of our investigational new drug application for SL-325 by the U.S. Food and Drug Administration and satisfaction or waiver of all closing conditions set forth in the securities purchase agreement. We expect to receive upfront aggregate gross proceeds of approximately $46 million, before deducting placement agent fees and estimated offering expenses. If all common stock warrants are exercised in full, we could receive additional aggregate gross proceeds of approximately $57 million.

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
Components of our Results of Operations
Collaboration Revenue
We have no products approved for commercial sale, and we have not generated any revenue from commercial product sales. Our total revenue to date has been generated from our collaboration and research agreements with various third parties. Revenue recognized in 2024 was a result of collaboration agreements with Ono Pharmaceutical Co., Ltd (“Ono”) and ImmunoGen, Inc. (“ImmunoGen”). We have completed all of our obligations and recognized all revenues associated with the collaboration agreements with ImmunoGen and Ono in 2024.
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
The following table summarizes our research and development expenses by product candidate:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
	(unaudited)		(unaudited)
SL-325(1)	$2,604	$231	$4,833	$363
SL-172154	602	9,593	2,625	16,270
Other pipeline compounds	551	2,668	1,768	5,272
Internal costs, including personnel related benefits, facilities and depreciation	4,923	6,747	9,373	13,598
Total research and development cost	$8,680	$19,239	$18,599	$35,503
1    Expenses for SL-325 that were incurred prior to it being nominated a product candidate are included in “other pipeline compounds” in the table above.
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
General and Administrative Expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, business development, and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation, and maintenance, not otherwise included in research and development expense, as well as legal fees related to intellectual property, corporate and litigation matters, and fees for accounting and tax services.
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
Other Income
Other income consists of interest earned on our cash, cash equivalents, and investments, which consists of amounts held in a money market fund and government obligations as well as investment fees and realized gain or losses on investments (if any).
Income Taxes
Since our inception, we have not recorded any income tax benefits for the net operating losses (“NOLs”) we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized. Our NOLs and tax credit carryforwards began to expire in 2025. We have recorded a full valuation allowance against our deferred tax assets at each balance sheet date.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table sets forth our results of operations for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	Dollar	Percentage
	(unaudited)
Collaboration revenue	$—	$1,609	$(1,609)	(100.0)%
Operating expenses:
Research and development	8,680	19,239	(10,559)	(54.9)%
General and administrative	4,352	5,332	(980)	(18.4)%
Loss from operations	(13,032)	(22,962)	9,930	(43.2)%
Other income	574	1,410	(836)	(59.3)%
Net loss	$(12,458)	$(21,552)	$9,094	(42.2)%
Collaboration Revenue
Collaboration revenue decreased by $1.6 million, or 100.0%, to $0.0 million for the three months ended June 30, 2025 from $1.6 million for the three months ended June 30, 2024. The decrease in collaboration revenue was a result of completing all obligations and recognizing all revenues associated with the Ono and ImmunoGen collaboration agreements in 2024.
Research and Development Expense
Research and development expenses decreased by $10.6 million, or 54.9%, to $8.7 million for the three months ended June 30, 2025 from $19.2 million for the three months ended June 30, 2024. The decrease in research and development expenses was primarily a result of a decrease of $8.9 million due to the discontinuation of SL-172154, a decrease in compensation and related benefit expenses of $2.2 million as a result of workforce reductions in 2024, a decrease of $1.5 million in research and development work for other pipeline compounds, and a decrease of $0.4 million associated with the termination of the Ono Agreement offset by an increase of $2.4 million in research and development expenses for SL-325.
General and Administrative Expense
General and administrative expenses decreased by $1.0 million, or 18.4%, to $4.4 million for the three months ended June 30, 2025 from $5.3 million for the three months ended June 30, 2024. The decrease is a result of a $0.5 million decrease in compensation and related benefit expenses as a result of workforce reductions in 2024 and a $0.5 million decrease in other general and administrative expenses primarily related to a decline in intellectual property expense related to legacy programs.
Other Income
Other income decreased by $0.8 million, or 59.3%, to $0.6 million for the three months ended June 30, 2025 from $1.4 million for the three months ended June 30, 2024. The decrease is a result of a decrease in investments and funds held in our money market accounts.

Results of Operations
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table sets forth our results of operations for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	Dollar	Percentage
	(unaudited)
Collaboration revenue	$—	$2,724	$(2,724)	(100.0)%
Operating expenses:
Research and development	18,599	35,503	(16,904)	(47.6)%
General and administrative	8,822	10,227	(1,405)	(13.7)%
Loss from operations	(27,421)	(43,006)	15,585	(36.2)%
Other income:
Other	1,261	2,950	(1,689)	57.3%
Net loss	$(26,160)	$(40,056)	$13,896	(34.7)%
Collaboration Revenue
Collaboration revenue decreased by $2.7 million, or 100.0%, to $0.0 million for the six months ended June 30, 2025 from $2.7 million for the six months ended June 30, 2024. The decrease in collaboration revenue was a result of completing all obligations and recognizing all revenues associated with the Ono and ImmunoGen collaboration agreements in 2024.
Research and Development Expense
Research and development expenses decreased by $16.9 million, or 47.6%, to $18.6 million for the six months ended June 30, 2025 from $35.5 million for the six months ended June 30, 2024. The decrease in research and development expenses was primarily a result of a decrease of $13.6 million as a result of the discontinuation of SL-172154, a decrease in compensation and related benefit expenses of $4.4 million as a result of workforce reductions in 2024, a decrease of $2.5 million in research and development work for other pipeline compounds, and a decrease of $0.9 million associated with the termination of the Ono Agreement offset by an increase of $4.5 million in research and development expenses for SL-325.
General and Administrative Expense
General and administrative expenses decreased by $1.4 million, or 13.7%, to $8.8 million for the six months ended June 30, 2025 from $10.2 million for the six months ended June 30, 2024. The decrease is primarily a result of decreased compensation and related benefit expenses as a result of workforce reduction in 2024.
Other Income
Other income decreased by $1.7 million, or 57.3%, to $1.3 million for the six months ended June 30, 2025 from $3.0 million for the six months ended June 30, 2024. The decrease is a result of a decrease in investments and funds held in our money market accounts.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our common stock, pre-funded warrants, convertible preferred stock and convertible notes, and through our collaboration and research agreements with various third parties.
In July 2022, we entered into a sales agreement ("the Sales Agreement") with Leerink Partners LLC (formerly known as SVB Securities LLC) (the "Sales Agent") pursuant to which we may offer and sell up to $75 million of shares of our common stock from time to time in an at-the-market facility (the "ATM Facility"). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of June 30, 2025, there were no sales pursuant to the ATM Facility. Our Registration Statement on Form S-3 expired on July 29, 2025, and therefore no sales can be made under the Sales Agreement until such time as we file a new Registration Statement on Form S-3. Based on the public float of our common stock as of the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, we are currently subject to General Instruction I.B.6 of Form S-3 and therefore may not sell more than one-third of the market value of our common stock held by non-affiliates until our public float exceeds $75.0 million.
Capital Resources and Funding Requirements
Our primary uses of cash and cash equivalents, and investments are to fund our operations, which consist primarily of research and development expenditures related to our programs, product development costs, research expenses, administrative support, and capital expenditures related to bringing in-house certain process development and manufacturing capabilities and working capital requirements. We anticipate incurring additional net losses and negative cash flows from operations in the near future until such time, if ever, that we can generate significant sales of our product candidates currently in development. Our future funding requirements will depend on many factors, including:
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
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending other intellectual property-related claims;
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
Until we obtain regulatory approval to market our product candidates, if ever, we cannot generate revenues from sales of our products. Even if we are able to sell our products, we may not generate a sufficient amount of product revenues to finance our cash requirements. Accordingly, it will be necessary for us to seek to raise additional capital through equity offerings and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our development programs or patent portfolios. Additionally, we are currently evaluating our options related to the advancement of our TRIM7 program, which may include the independent financing of a subsidiary or spun-out entity, or an out-license to a third-party. There can be no assurance that such funding may be available to us on acceptable terms, or at all. The issuance of equity securities may result in dilution to stockholders and the issuance of debt securities may have rights, preferences and privileges senior to those of our common stock and the terms of any such debt securities could impose significant restrictions on our operations. The failure to raise funds as and when needed will have a negative impact on our financial condition and ability to pursue our business strategies. Additionally, if additional funding is not secured when required, we will need to delay or curtail our operations until such funding is received, which would have a material and adverse impact on our business prospects and results of operations.
We believe that our cash and cash equivalents as of June 30, 2025 are sufficient to fund projected operations into 2027. This does not include the anticipated proceeds from the Private Placement. The total anticipated gross proceeds from the Private Placement of up to approximately $103 million, which includes the potential proceeds to be received upon the full exercise of the common stock warrants, combined with current cash and cash equivalents, are expected to fund operations into 2029.

Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
	(unaudited)
Net cash used in operating activities:	$(22,463)	$(27,079)
Net cash provided by (used in) investing activities:	15,600	(38,690)
Net cash (used in) provided by financing activities:	(57)	836
Net decrease in cash and cash equivalents:	$(6,920)	$(64,933)
Net Cash Used in Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $22.5 million and primarily reflected our net loss of $26.2 million, offset by net noncash operating charges of $5.7 million for stock-based compensation, depreciation expense, accretion of investments, and non-cash operating lease expense and $2.0 million in net changes to our operating assets and liabilities. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials, and continue process development activities to optimize our manufacturing processes.
During the six months ended June 30, 2024, net cash used in operating activities was $27.1 million and primarily reflected our net loss of $40.1 million and an $6.7 million net change in our operating assets and liabilities, offset by noncash charges of $6.3 million in stock-based compensation, depreciation expense, amortization of investments, and operating lease expense.
Net Cash Provided by (Used in) Investing Activities
During the six months ended June 30, 2025, net cash provided by investing activities was $15.6 million, as a result of investments that matured during the period.
During the six months ended June 30, 2024, net cash used in investing activities was $38.7 million, which was the result of purchases of investments net of maturities.
Net Cash (Used In) Provided by Financing Activities
During the six months ended June 30, 2025, net cash used in financing activities was $0.1 million and was primarily the result of taxes paid related to net share settlement of equity awards.
During the six months ended June 30, 2024, net cash provided by financing activities was $0.8 million and was primarily the result of $1.3 million in cash received for the exercise of stock options and purchases pursuant to our employee stock purchase plan offset by taxes paid related to net share settlement of equity awards of $0.4 million.
Contractual Obligations and Other Commitments
See Note 5 to our condensed financial statements found elsewhere in this Quarterly Report on Form 10-Q for additional disclosures. There have been no other material changes from the Contractual Obligations and Other Commitments disclosed in Note 6 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Critical Accounting Policies
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, the accrual for research and development expenses, and the valuation of stock-based awards. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our financial statements. We believe that the assumptions and estimates associated with our most critical accounting policies are those relating to revenue, accrued research and development costs, and stock-based compensation.
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
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company as defined in the JOBS Act. Under the JOBS Act, an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards and delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We have evaluated the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation exemptions to the requirements for, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and, (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of, (a) the last day of the fiscal year, (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenues of at least $1.235 billion or, (iii) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, or, (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
We are also a “smaller reporting company” as defined under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company if either, (i) the market value of our stock held by non-affiliates is less than $250.0 million or, (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of the year ending December 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the risk factors below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.
We will require additional funding in order to complete development of our product candidate(s), including SL-325, and commercialize our products, if approved. Additional funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we will be forced to delay, reduce, or eliminate our product development programs and other operations.
Based on our current business plans, we estimate that our existing cash and cash equivalents and investments will enable us to fund our operating expenses into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned through public or private equity or debt financings or other sources, such as strategic collaborations. Based on the public float of our common stock as of the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, we are currently subject to General Instruction I.B.6 of Form S-3 and therefore may not sell more than one-third of the market value of our common stock held by non-affiliates until our public float exceeds $75.0 million.
Additionally, the Private Placement may not close as expected. The Private Placement is subject to certain closing conditions and there can be no assurance that it will be completed on the anticipated terms or at all. If the Private Placement does not close, our ability to fund our operations and continue the development of our product candidates could be materially and adversely affected.
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
Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidate(s) or additional pricing pressures. Under the Inflation Reduction Act (the “IRA”), orphan drugs were previously exempted from the Medicare drug price negotiation program, but only if they had one orphan designation and the only approved indication(s) related to disease or condition. If a product were to have received multiple orphan designations or have multiple approved indications, it would not qualify for the orphan drug exemption. The One Big Beautiful Bill Act of 2025 eliminated this restriction and now all orphan drugs, regardless of the number of orphan designations or indications, are eligible for exemption from the Medicare drug price negotiation program. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.
We may fail to qualify for continued listing on The Nasdaq Global Select Market, which could make it more difficult for our stockholders to sell their shares.
We are required to satisfy the continued listing requirements of The Nasdaq Global Select Market (“Nasdaq”) to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share. On August 8, 2025, we received written notice from Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on Nasdaq. Nasdaq Listing Rule 5450(a)(1) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days (the “Minimum Bid Price Rule”).
The notification of noncompliance does not impact the listing or trading of our common stock on Nasdaq at this time, and we have 180 calendar days, or until February 4, 2026, to regain compliance with the Minimum Bid Price Rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to February 4, 2026. If we do not regain compliance prior to February 4, 2026, we expect to be eligible for an additional 180 calendar day compliance period.
We intend to actively monitor the closing bid price of our common stock and are committed to regaining compliance with the Minimum Bid Price Rule prior to the expiration of all applicable compliance periods. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Rule. In the event that we do not regain compliance with the Minimum Bid Price Rule prior to the expiration of the compliance period(s), we expect to receive written notification that our common stock is subject to delisting. If our common stock is delisted by Nasdaq, we could face significant material adverse consequences, including:
•limited availability of market quotations for our common stock;
•reduced liquidity with respect to our common stock;
•a determination that our shares are “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, and which may limit demand for our common stock among certain investors;
•a limited amount of news and analyst coverage for our company; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(a)
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
On August 8, 2025, we received written notice from Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on Nasdaq. Nasdaq Listing Rule 5450(a)(1) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days (the “Minimum Bid Price Rule”). The notification of noncompliance does not impact the listing or trading of our common stock on Nasdaq at this time, and we have 180 calendar days, or until February 4, 2026, to regain compliance with the Minimum Bid Price Rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to February 4, 2026. If we do not regain compliance prior to February 4, 2026, we expect to be eligible for an additional 180 calendar day compliance period.
If we do not regain compliance with the Minimum Bid Price Rule during the initial 180-calendar day period, we may be eligible for an additional 180-calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to The Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards of The Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule, and provide written notice of our intention to cure the Minimum Bid Price Rule deficiency during the second compliance period. As part of its review process, Nasdaq will make a determination as to whether it believes we will be able to cure this deficiency. If the Staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. We would have the right to appeal any determination to delist our common stock.
We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Price Rule.
(b)
During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

Shattuck Labs, Inc.

Date: August 14, 2025	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: August 14, 2025	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)