Form 10-Q
period 2025-09-30
Shattuck Labs, Inc.
filed 2025-11-06
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2025 the registrant had 63,279,843 shares of common stock, $0.0001 par value per share, outstanding.

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
•our financial performance;

•developments relating to our competitors and our industry, including competing product candidates and therapies; and
•economic downturns, inflation, fluctuating interest rates, changes in trade policies including tariffs or other trade restrictions, or the threat of such actions, natural disasters, public health crises such as pandemics, political crises, government shutdowns, geopolitical events, or other macroeconomic conditions.
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SHATTUCK LABS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,548	$57,387
Investments	43,584	15,600
Prepaid expenses and other current assets	4,590	6,228
Total current assets	90,722	79,215
Property and equipment, net	7,054	9,812
Other assets	2,557	2,022
Total assets	$100,333	$91,049

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,162	$2,419
Accrued expenses and other current liabilities	4,174	6,498
Total current liabilities	5,336	8,917
Non-current operating lease liabilities	1,757	2,506
Total liabilities	7,093	11,423
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 63,151,789 shares issued and outstanding at September 30, 2025 and 47,714,708 shares issued and outstanding at December 31, 2024	7	5
Additional paid-in capital	511,166	461,339
Accumulated other comprehensive income	3	2
Accumulated deficit	(417,936)	(381,720)
Total stockholders’ equity	93,240	79,626
Total liabilities and stockholders’ equity	$100,333	$91,049
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License and collaboration revenue	$1,000	$2,997	$1,000	$5,721
Operating expenses:
Research and development	7,618	16,313	26,218	51,816
General and administrative	4,098	4,604	12,919	14,831
Expense from operations	11,716	20,917	39,137	66,647
Loss from operations	(10,716)	(17,920)	(38,137)	(60,926)
Other income	660	1,245	1,921	4,195
Net loss	$(10,056)	$(16,675)	$(36,216)	$(56,731)
Unrealized gain on investments	2	57	1	48
Comprehensive loss	$(10,054)	$(16,618)	$(36,215)	$(56,683)
Net loss per share – basic and diluted	$(0.14)	$(0.33)	$(0.62)	$(1.12)
Weighted-average shares outstanding – basic and diluted	72,184,818	50,833,538	58,102,543	50,730,767
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit		Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	47,714,708	$5	$461,339	$2	$(381,720)		$79,626
Exercise of stock options and purchases pursuant to employee stock purchase plan	6,859	—	8	—	—		8
Issuance of common stock upon settlement of restricted stock units	232,076	—	—	—	—		—
Taxes paid related to net share settlement of restricted stock unit	(54,403)	—	(65)	—	—		(65)
Stock-based compensation expense	—	—	1,721	—	—		1,721
Unrealized loss on investments	—	—	—	(2)	—		(2)
Net loss	—	—	—	—	(13,702)		(13,702)
Balance at March 31, 2025	47,899,240	$5	$463,003	$—	$(395,422)		$67,586
Issuance of common stock upon settlement of restricted stock units	3,975	—	—	—	—		—
Stock-based compensation expense	—	—	1,890	—	—		1,890
Unrealized gain on investments	—	—	—	1	—		1
Net loss	—	—	—	—	(12,458)		(12,458)
Balance at June 30, 2025	47,903,215	$5	$464,893	$1	$(407,880)		$57,019
Proceeds from sale of common stock, pre-funded warrants and common stock warrants, net of offering costs	15,225,158	2	44,478	—	—		44,480
Exercise of stock options and purchases pursuant to employee stock purchase plan	23,416	—	17	—	—		17
Stock-based compensation expense	—	—	1,778	—	—		1,778
Unrealized gain on investments	—	—	—	2	—		2
Net loss	—	—	—	—	(10,056)		(10,056)
Balance at September 30, 2025	63,151,789	$7	$511,166	$3	$(417,936)	—	$93,240
See accompanying notes to unaudited interim condensed financial statements

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	47,260,108	$5	$451,006	$4	$(306,310)	$144,705
Exercise of stock options and purchases pursuant to employee stock purchase plan	145,841	—	609	—	—	609
Issuance of common stock upon settlement of restricted stock units	156,803	—	—	—	—	—
Shares withheld related to net share settlement	(43,533)	—	(437)	—	—	(437)
Stock-based compensation expense	—	—	2,475	—	—	2,475
Proceeds from sale of common stock	—	—	(17)	—	—	(17)
Unrealized loss on investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(18,504)	(18,504)
Balance at March 31, 2024	47,519,219	5	453,636	(14)	(324,814)	128,813
Exercise of stock options	205,042	—	691	—	—	691
Issuance of common stock upon settlement of restricted stock units	3,975	—	—	—	—	—
Shares withheld related to net share settlement	(967)	—	(10)	—	—	(10)
Stock-based compensation expense	—	—	2,665	—	—	2,665
Unrealized gain on investments	—	—	—	9	—	9
Net loss	—	—	—	—	(21,552)	(21,552)
Balance at June 30, 2024	47,727,269	5	456,982	(5)	(346,366)	110,616
Exercise of stock options and purchases pursuant to employee stock purchase plan	10,122	—	27	—	—	27
Issuance of common stock upon settlement of restricted stock units	3,375	—	—	—	—	—
Shares withheld related to net share settlement	(1,058)	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	2,556	—	—	2,556
Proceeds from sale of common stock	—	—	—	—	—	—
Unrealized loss on investments	—	—	—	57	—	57
Net loss	—	—	—	—	$(16,675)	(16,675)
Balance at September 30, 2024	47,739,708	$5	$459,561	$52	$(363,041)	$96,577
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(36,216)	$(56,731)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	5,389	7,696
Depreciation	2,782	2,889
Non-cash operating lease expense	374	315
Loss on disposal of fixed assets	47	—
Non-cash license revenue	(1,000)	—
Net amortization of investments	(167)	(1,730)
Gain on lease modification	(105)	—
Impairment loss of fixed assets	—	147
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,638	3,913
Other assets	91	72
Accounts payable	(1,257)	1,340
Accrued expenses and other current liabilities	(2,324)	(392)
Non-current operating lease liabilities	(644)	(664)
Net cash used in operating activities	(31,392)	(43,145)
Cash flows from investing activities:
Maturities of investments	15,600	54,100
Purchases of investments	(43,416)	(93,552)
Purchase of property and equipment	(71)	(59)
Net cash used in by investing activities	(27,887)	(39,511)
Cash flows from financing activities:
Proceeds from sale of common stock, pre-funded warrants and common stock warrants, net of offering costs	44,480	(17)
Proceeds from the exercises of stock options and purchases pursuant to employee stock purchase plan	25	1,327
Taxes paid related to net share settlement of equity awards	(65)	(451)
Net cash provided by financing activities	44,440	859
Net decrease in cash and cash equivalents	(14,839)	(81,797)
Cash and cash equivalents, beginning of period	57,387	125,626
Cash and cash equivalents, end of period	$42,548	$43,829

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
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $417.9 million as of September 30, 2025. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed will have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and short-term investments of $86.1 million as of September 30, 2025 are sufficient to fund projected operations of the Company for at least the next twelve months.
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
All of the Company's revenue in 2025 was derived from a license agreement with Kayak Therapeutics, Inc. ("Kayak").
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

Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $1.8 million held in operating accounts, $17.2 million held in money market funds, and $23.6 million in U.S. government securities as of September 30, 2025, and $2.2 million held in operating accounts and $55.2 million held in money market funds as of December 31, 2024.
Investments
The Company’s short-term investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income (loss), a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter.
The Company holds preferred stock in Kayak, a privately held company. The investment is accounted for under ASC 321, Investments in Equity Securities, and is classified as long-term other assets in the accompanying balance sheet, as it is not expected to be liquidated within one year. For investments that do not have a readily determinable fair value, the Company applies the measurement alternative, whereby the investment is carried at cost, adjusted for observable price changes in orderly transactions for identical or similar securities of the same issuer and impairment losses, if any.
There were no impairments of investments for the three and nine months ended September 30, 2025 and 2024.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments for the three and nine months ended September 30, 2025. There were $0.0 million and $0.1 million impairments of long-lived assets for the three and nine months ended September 30, 2024.
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
In September 2025, the Company entered into an amendment to its existing office lease agreement to reduce the leased office space. The modification did not result in any other significant changes to the terms of the lease, agreement including lease payments or the lease term associated with the remaining space. In accordance with ASC 842, Leases, the Company accounted for the reduction in leased space as a partial termination of the existing lease. As a result, the Company reduced the carrying amounts of both the related right-of-use (“ROU”) asset and lease liability to reflect the decrease in the lease scope, based on the proportionate reduction in the leased area.
The partial termination resulted in the recognition of a gain of approximately $0.1 million, which represents the difference between the reduction in the lease liability and the proportionate reduction in the carrying amount of the ROU asset. The gain was recognized in general and administrative expenses in the accompanying statement of operations for the three and nine months ended September 30, 2025. Following the modification, the remaining ROU asset and lease liability continue to be amortized over the remaining lease term, and the Company continues to account for the lease in accordance with ASC 842.
Commitments and Contingencies
The Company follows ASC 450-20, Contingencies to report accounting for contingencies. Certain conditions may exist as of the date the condensed financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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
License Revenue: License revenue is generated from granting third parties rights to certain of the Company’s intellectual property, including research, development, and commercialization of specified product candidates. The Company evaluates each licensing arrangement to determine whether the license is distinct from other promised goods or services and whether the arrangement includes multiple performance obligations. If an arrangement includes multiple performance obligations, the transaction price is allocated to each performance obligation based on relative standalone selling prices. Upfront payments, including nonrefundable license fees, are recognized as revenue when the underlying performance obligation is satisfied. Milestone payments that are contingent on the occurrence of a future event are included in the transaction price only when it is probable that a significant reversal of cumulative revenue will not occur. Sales-based royalties, including milestone payments based on a level of sales, are recognized as revenue when the subsequent sales occur.

The Company may also enter into arrangements that include non-cash consideration, such as equity instruments. In such cases, the Company measures the transaction price at the estimated fair value of the non-cash consideration received at contract inception and recognizes revenue when the performance obligation is satisfied.
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
Common Stock Warrants and Pre-Funded Warrants
The Company’s common stock warrants and pre-funded warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital. The common stock warrants and pre-funded warrants are equity classified because they, (i) are freestanding financial instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and, (vi) meet the equity classification criteria. In addition, such common stock warrants and pre-funded warrants do not provide any guarantee of value or return.
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
During the three months ended September 30, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. effective July 4, 2025. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impact of provisions effective in 2025 aren’t material and Shattuck is still assessing the impact of provisions that are not yet effective.
Net Loss Per Share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Basic shares outstanding includes the weighted average effect of the Company’s outstanding 40,511,011 pre-funded warrants, the exercise of which requires nominal consideration for the delivery of an equal number of shares of common stock. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock or convertible notes, if any, stock options and unvested shares of restricted stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	As of September 30,
	2025	2024
Stock options	8,481,616	6,419,787
Unvested restricted stock units	481,177	1,008,535
Common stock warrants	52,635,346	—
	61,598,139	7,428,322
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which is intended to provide more detailed information about specified categories of expenses (employee compensation, depreciation, and amortization) included in certain expense captions presented on the statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either, (i) prospectively to financial statements issued for periods after the effective date of this ASU or, (ii) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its financial statements and disclosures.
3. Investments
The following table represents the Company’s investments by major security type (amounts in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$43,581	$3	$43,584
Cash Equivalents:
U.S. government securities	23,624	—	23,624
Money market funds	17,161	—	17,161
Total	$84,366	$3	$84,369

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$15,598	$2	$15,600
Cash Equivalents:
Money market funds	55,233	—	55,233
Total	$70,831	$2	$70,833
The Company's money market funds are calculated using level 1 inputs, and the Company's U.S. government securities are valued using level 2 inputs.
The Company determines fair value using Level 3 inputs under the measurement alternative. The Company's Kayak preferred stock is recorded at cost and is adjusted for observable price changes in orderly transactions for identical or similar securities of the same issuer and impairment losses based on similar recent transactions. As of September 30, 2025, the Company did not identify any impairment indicators and determined that the carrying value of $1.0 million is the fair value for the investment in preferred stock given that there have been no observable price changes as of September 30, 2025. The Company had no other investments held at December 31, 2024 other than those included in the table above.

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (amounts in thousands):

	September 30, 2025	December 31, 2024
Compensation and related benefits	$2,335	$2,288
Operating lease liabilities	873	900
Research and development contract costs	753	2,900
Other	213	410
Total accrued expenses and other current liabilities	$4,174	$6,498
5. Commitments and Contingencies
Operating Leases
The Company leases certain office space, laboratory facilities, and equipment. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the renewal option. Other than as discussed in Note 2 above, there have been no changes in the Company's operating leases as compared to the operating leases disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of September 30, 2025, the Company was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.
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

6. License and Collaboration Revenue
The Company’s revenue consisted of the following components for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License revenue	$1,000	$—	$1,000	$—
Collaboration revenue:
Ono Pharmaceuticals	—	2,997	—	5,378
ImmunoGen	—	—	—	343
License and collaboration revenue	$1,000	$2,997	$1,000	$5,721
License Revenue
In August 2025, the Company granted Kayak an exclusive license (the "Kayak Agreement") to its oncology-focused TRIM7 program. Pursuant to the Kayak Agreement, as the upfront consideration, the Company received preferred stock in Kayak with a fair market value of $1.0 million and recognized that consideration as license revenue.
Pursuant to the Kayak Agreement, the Company is also eligible to receive future payments contingent upon the achievement of specified development, regulatory, and commercial milestones of up to $86 million, and tiered royalties on net sales of any commercialized products subject to the Kayak Agreement in the low single digits. Such future payments are considered variable consideration and will be recognized as revenue only when the underlying contingencies are resolved and it is probable that a significant reversal of revenue will not occur.
Collaboration Revenue
The Company recognizes collaboration revenue for collaboration agreements using a cost-based input measure. In applying the cost-based input method of revenue recognition, the Company uses actual costs incurred relative to budgeted costs expected to be incurred, and any upfront payments are deferred accordingly.
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
7. Equity
The Company is authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption, or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will receive ratably any dividends declared by the Company’s board of directors (“Board”) out of funds legally available. In the event of the Company’s liquidation, dissolution, or winding-up, the holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of or provision for any liabilities. As of the periods presented, no common stock dividends had been declared by the Board. As of September 30, 2025, none of the 10,000,000 shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
In July 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Sales Agent”) pursuant to which it may offer and sell up to $75.0 million of shares of its common stock from time to time (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of September 30, 2025, there were no sales pursuant to the ATM Facility. The Company’s Registration Statement on Form S-3 expired on July 29, 2025, and therefore no sales can be made under the Sales Agreement until such time as the Company files a new Registration Statement on Form S-3. Based on the public float of the Company’s common stock as of the date of the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company is currently subject to General Instruction I.B.6 of Form S-3 and therefore may not sell more than one-third of the market value of its common stock held by non-affiliates until the Company’s public float exceeds $75.0 million.
In December 2023, the Company sold 4,651,163 shares of common stock through an underwritten public offering, and concurrently completed a private placement of 3,100,823 pre-funded warrants. The purchase price per share of common stock was $6.45, and the purchase price per pre-funded warrant was $6.45, which was the purchase price per share of common stock minus the $0.0001 per share exercise price of the pre-funded warrant. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitation of 9.99% on a post-exercise basis. As of September 30, 2025, all 3,100,823 pre-funded warrants remain outstanding.
In August 2025, the Company issued and sold 15,225,158 shares of common stock, pre-funded warrants to purchase up to 37,410,188 shares of common stock, and accompanying common stock warrants to purchase up to 52,635,346 shares of common stock in a private placement offering with certain institutional accredited investors. The purchase price of each share of common stock and accompanying common stock warrant was $0.8677, and the purchase price of each pre-funded warrant and accompanying common stock warrant was $0.8676, which was the purchase price per share of common stock and accompanying common stock warrant, minus the $0.0001 per share exercise price of the pre-funded warrants. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitations of up to 9.99% on a post-exercise basis. As of September 30, 2025, all 37,410,188 pre-funded warrants remain outstanding.
Each common stock warrant has an exercise price of $1.0846 and is exercisable at any time after the date of issuance for one share of common stock or pre-funded warrant in lieu thereof. The common stock warrants will expire on the 30th day following the date on which the data from the single ascending dose and multiple ascending dose portions of the Company’s Phase 1 clinical trial of SL-325, including receptor occupancy and safety data, and the design of the planned Phase 2 clinical trial(s) have been announced publicly. As of September 30, 2025, all 52,635,346 common stock warrants remain outstanding.
Two 10% beneficial owners of our common stock participated in the private placement offering with the same terms as all other participants in the offering. Together, the beneficial owners purchased 8,963,785 pre-funded warrants in-lieu of common stock and received accompanying common stock warrants to purchase an additional 8,963,785 shares of common stock.
8. Stock-Based Compensation and Employee Benefit Plans
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year. The Board may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. On January 1, 2025, the share reserve automatically increased by 1,908,588 shares. As of September 30, 2025, there were 3,741,270 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, restricted stock units (“RSUs”) performance stock, and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. Periodically, the Company also grants awards that vest based on the Company's stock achieving certain closing share prices for a specified number of consecutive trading days.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) became effective in October 2020. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period prior to December 31, 2024, and 2,000 shares for purchase periods beginning in 2025. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The Board elected not to increase the share reserve for the ESPP on January 1, 2025. As of September 30, 2025, there were 1,629,954 shares available for future purchases. There were 23,416 and 9,960 shares of common stock issued under the Company’s 2020 ESPP during the three months ended September 30, 2025 and 2024, respectively, for aggregate cash proceeds of less than $0.1 million. During the nine months ended September 30, 2025 and 2024, the Company issued 30,275 and 17,246 shares of common stock, respectively, for aggregate cash proceeds of less than $0.1 million.
Summary of Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$669	$1,420	$2,224	$4,131
General and administrative	1,109	1,136	3,165	3,565
Total stock-based compensation	$1,778	$2,556	$5,389	$7,696

Stock Options
The following table summarizes option activity under the 2020 Plan for the nine months ended September 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2024	6,573,172	$7.19	6.90
Granted	2,793,050	1.14
Exercised	—	—
Forfeited	(884,606)	6.29
Balance at September 30, 2025	8,481,616	$5.29	7.21
Vested and expected to vest	3,719,367	$2.94	9.01
Exercisable at the end of the period	4,220,426	$7.51	5.50
Options granted during the nine months ended September 30, 2025 and 2024 had weighted-average grant-date fair values of $0.94 and $7.29 per share, respectively. As of September 30, 2025, the unrecognized compensation cost for options issued was $8.6 million and will be recognized over an estimated weighted-average amortization period of 1.21 years. The total intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $0 and $1.9 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2025 was $0.4 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the nine months ended September 30, 2025:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	817,350	$8.02
Granted	—	—
Released	(236,051)	7.62
Forfeited	(100,122)	8.36
Balance at September 30, 2025	481,177	$8.15
The Company recognized $1.1 million and $1.6 million of stock-based compensation cost related to RSUs for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the unrecognized compensation cost for RSUs issued was $2.8 million and will be recognized over an estimated weighted-average amortization period of 1.1 years. The fair values of RSUs are based on the fair value of the Company’s common stock on the date of the grant.
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
The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2025	2024
Expected term - years	5.96	6.02
Expected volatility	102.3%	96.1%
Risk-free interest rate	4.3%	4.1%
Expected dividends	—	—
The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2025	2024
Expected term - years	0.50	0.50
Expected volatility	107.8%	115.1%
Risk-free interest rate	4.7%	5.1%
Expected dividends	—	—
9. Segment Reporting
The Company has one reportable and operating segment, which is engaged in the business of drug discovery and development. The Company’s chief operating decision maker (“CODM”) is the Company’s chief executive officer. The CODM uses the Company’s net loss to monitor actual results versus the budget in assessing segment performance and the allocation of resources. The measure of segment assets is reported on the balance sheets as total assets. Accounting policies for segment reporting are the same as the accounting policies disclosed in Note 2.
The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	Three Months Ended September 30,
	2025	2024
License and collaboration revenue:	$1,000	$2,997
Operating expenses:
Research and development:
SL-325[1]	2,455	394
SL-172154	20	7,161
Other research and development[2]	2,246	4,252
Research and development non-equity compensation	2,229	3,086
Research and development equity compensation	668	1,420
Total research and development	7,618	16,313
General and administrative expenses:
General and administrative non-equity compensation	1,288	1,245
General and administrative equity compensation	1,109	1,135
Other general and administrative including legal and accounting fees, facilities, insurance, travel and depreciation	1,701	2,224
Total general and administrative	4,098	4,604
Expense from operations	11,716	20,917
Loss from operations	(10,716)	(17,920)
Other income	660	1,245
Net loss	$(10,056)	$(16,675)
1 Expenses for SL-325 that were incurred prior to it being nominated a product candidate are included in “other research and development.”
2 Other research and development expense includes technical operations expense of $0.6 million and $1.2 million, other research and development expense (primarily includes research activities for other pipeline compounds and facility expenses) of $0.8 million and $2.1 million and depreciation expense of $0.9 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively.

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	Nine Months Ended September 30,
	2025	2024
License and collaboration revenue:	$1,000	$5,721
Operating expenses:
Research and development:
SL-325[1]	7,289	756
SL-172154	2,645	23,432
Other research and development[2]	7,106	12,456
Research and development non-equity compensation	6,955	11,041
Research and development equity compensation	2,223	4,131
Total research and development	26,218	51,816
General and administrative expenses:
General and administrative non-equity compensation	4,005	4,551
General and administrative equity compensation	3,166	3,565
Other general and administrative including legal and accounting fees, facilities, insurance, travel and depreciation	5,748	6,715
Total general and administrative	12,919	14,831
Expense from operations	39,137	66,647
Loss from operations	(38,137)	(60,926)
Other income	1,921	4,195
Net loss	$(36,216)	$(56,731)
1 Expenses for SL-325 that were incurred prior to it being nominated a product candidate are included in “other research and development.”
2 Other research and development expense includes technical operations expense of $1.7 million and $3.4 million, other research and development expense (primarily includes research activities for other pipeline compounds and facility expenses) of $2.8 million and $6.4 million and depreciation expense of $2.7 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively.
10. Subsequent Event
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
Overview
We are a clinical-stage biotechnology company specializing in the development of potential treatments for inflammatory and immune-mediated diseases. We are developing a potentially first-in-class antibody for the treatment of inflammatory bowel disease (“IBD”) and other inflammatory and immune-mediated diseases. Our expertise in protein engineering and the development of novel tumor necrosis factor (“TNF”) receptor therapeutics come together in our lead program, SL-325, which we believe could be a first-in-class death receptor 3 (“DR3”) antagonist antibody.
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
We are planning initial clinical development of SL-325 for patients with IBD, including UC and/or CD. The clinical success of several TL1A blocking antibodies to date suggests that SL-325 may have monotherapy disease modifying activity early in clinical development. As described above, we believe that targeting DR3 may be more efficacious than targeting TL1A in patients with IBD. We have initiated enrollment in our Phase 1 clinical trial of SL-325, and we expect to complete enrollment in the full Phase 1 clinical trial in the second quarter of 2026.
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
Overview of Operations
For the nine months ended September 30, 2025 and 2024, our net loss was $36.2 million and $56.7 million, respectively. We have not been profitable since inception, and as of September 30, 2025, we had an accumulated deficit of $417.9 million and $86.1 million in cash and cash equivalents and short-term investments. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
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
Recent Developments
As previously reported, on August 8, 2025, we received written notice from Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on Nasdaq for failure to maintain a minimum closing bid price of $1.00 per share. To regain compliance, the closing bid price of our common stock had to be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to February 4, 2026. On September 16, 2025, we received written notice from Nasdaq that we satisfied the requirement and have regained compliance with Listing Rule 5450(a)(1).
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
Components of our Results of Operations
License Revenue
In August 2025, we entered into an agreement (the "Kayak Agreement") with Kayak Therapeutics for an exclusive license to our oncology-focused TRIM7 program. Pursuant to the Kayak Agreement, we received preferred stock in Kayak with a fair market value of $1.0 million as the upfront consideration for entering into the agreement and recognized the consideration as license revenue.
Collaboration Revenue
We have no products approved for commercial sale, and we have not generated any revenue from commercial product sales. To date, we have recognized revenue generated from collaboration and research agreements with various third parties. Revenue recognized in 2024 was a result of collaboration agreements with Ono Pharmaceutical Co., Ltd (“Ono”) and ImmunoGen, Inc. (“ImmunoGen”). We have completed all of our obligations and recognized all revenues associated with the collaboration agreements with ImmunoGen and Ono in 2024.

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
The following table summarizes our research and development expenses by product candidate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
	(unaudited)		(unaudited)
SL-325(1)	$2,455	$394	$7,289	$756
SL-172154	20	7,161	2,645	23,432
Other pipeline compounds	554	2,817	2,322	8,089
Internal costs, including personnel related benefits, facilities and depreciation	4,589	5,941	13,962	19,539
Total research and development cost	$7,618	$16,313	$26,218	$51,816
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
We have experienced reduced general and administrative expense due to the workforce reductions that occurred as a result of the discontinuation of SL-172154. If any of our current or future product candidates, including SL-325, continues to advance through clinical development, or obtains regulatory approval, we expect that we would incur increased expenses associated with building the appropriate general and administrative support for our increased research and development activities, or building a sales and marketing team.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table sets forth our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Dollar	Percentage
	(unaudited)
License and collaboration revenue	$1,000	$2,997	$(1,997)	(66.6)%
Operating expenses:
Research and development	7,618	16,313	(8,695)	(53.3)%
General and administrative	4,098	4,604	(506)	(11.0)%
Loss from operations	(10,716)	(17,920)	7,204	(40.2)%
Other income	660	1,245	(585)	(47.0)%
Net loss	$(10,056)	$(16,675)	$6,619	(39.7)%
License and Collaboration Revenue
License and collaboration revenue decreased by $2.0 million, or 66.6%, to $1.0 million for the three months ended September 30, 2025 from $3.0 million for the three months ended September 30, 2024. The decrease in revenue was a result of completing all obligations and recognizing all revenues associated with the Ono and ImmunoGen collaboration agreements in 2024, offset by license revenue recognized pursuant to the Kayak Agreement for $1.0 million.
Research and Development Expense
Research and development expenses decreased by $8.7 million, or 53.3%, to $7.6 million for the three months ended September 30, 2025 from $16.3 million for the three months ended September 30, 2024. The decrease in research and development expenses was primarily a result of a decrease of $7.1 million due to the discontinuation of SL-172154, a decrease in compensation and related benefit expenses of $1.6 million as a result of workforce reductions in 2024, a decrease of $1.1 million in research and development work for other pipeline compounds, and a decrease of $0.2 million associated with the termination of the Ono Agreement, offset by an increase of $1.2 million in research and development expenses for SL-325.
General and Administrative Expense
General and administrative expenses decreased by $0.5 million, or 11.0%, to $4.1 million for the three months ended September 30, 2025 from $4.6 million for the three months ended September 30, 2024. The decrease is primarily a result of a $0.3 million decrease in legal expenses.
Other Income
Other income decreased by $0.6 million, or 47.0%, to $0.7 million for the three months ended September 30, 2025 from $1.2 million for the three months ended September 30, 2024. The decrease is a result of a decrease in investments and funds held in our money market accounts.

Results of Operations
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table sets forth our results of operations for the nine months ended September 30, 2025 and 2024;

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Dollar	Percentage
	(unaudited)
License and collaboration revenue	$1,000	$5,721	$(4,721)	(82.5)%
Operating expenses:
Research and development	26,218	51,816	(25,598)	(49.4)%
General and administrative	12,919	14,831	(1,912)	(12.9)%
Loss from operations	(38,137)	(60,926)	22,789	(37.4)%
Other income:
Other	1,921	4,195	(2,274)	(54.2)%
Net loss	$(36,216)	$(56,731)	$20,515	(36.2)%
License and Collaboration Revenue
License and collaboration revenue decreased by $4.7 million, or 82.5%, to $1.0 million for the nine months ended September 30, 2025 from $5.7 million for the nine months ended September 30, 2024. The decrease in revenue was a result of completing all obligations and recognizing all revenues associated with the Ono and ImmunoGen collaboration agreements in 2024, offset by license revenue recognized pursuant to the Kayak Agreement for $1.0 million.
Research and Development Expense
Research and development expenses decreased by $25.6 million, or 49.4%, to $26.2 million for the nine months ended September 30, 2025 from $51.8 million for the nine months ended September 30, 2024. The decrease in research and development expenses was primarily a result of a decrease of $20.7 million as a result of the discontinuation of SL-172154, a decrease in compensation and related benefit expenses of $6.0 million as a result of workforce reductions in 2024, a decrease of $4.2 million in research and development work for other pipeline compounds, offset by an increase of $4.9 million in research and development expenses for SL-325.
General and Administrative Expense
General and administrative expenses decreased by $1.9 million, or 12.9%, to $12.9 million for the nine months ended September 30, 2025 from $14.8 million for the nine months ended September 30, 2024. The decrease was primarily a result of $1.0 million in compensation and related benefit expenses as a result of workforce reduction in 2024, $0.5 decrease in legal intellectual property expenses and a $0.2 million decrease in insurance cost.
Other Income
Other income decreased by $2.3 million, or 54.2%, to $1.9 million for the nine months ended September 30, 2025 from $4.2 million for the nine months ended September 30, 2024. The decrease is a result of a decrease in investments and funds held in our money market accounts.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our common stock, pre-funded warrants, convertible preferred stock and convertible notes, and through our collaboration and research agreements with various third parties.
In August 2025, we issued and sold 15,225,158 shares of common stock, common stock warrants, pre-funded warrants to purchase up to 37,410,188 shares of common stock, and accompanying common stock warrants to purchase up to 52,635,346 shares of common stock for gross proceeds of $45.7 million. We may receive an additional $57.1 million in gross proceeds if all of the common stock warrants are exercised.
In July 2022, we entered into a sales agreement ("the Sales Agreement") with Leerink Partners LLC (formerly known as SVB Securities LLC) (the "Sales Agent") pursuant to which we may offer and sell up to $75 million of shares of our common stock from time to time in an at-the-market facility (the "ATM Facility"). The Sales Agent is generally entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. As of September 30, 2025, there were no sales pursuant to the ATM Facility. Our Registration Statement on Form S-3 expired on July 29, 2025, and therefore no sales can be made under the Sales Agreement until such time as we file a new Registration Statement on Form S-3. Based on the public float of our common stock as of the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, we are currently subject to General Instruction I.B.6 of Form S-3 and therefore may not sell more than one-third of the market value of our common stock held by non-affiliates until our public float exceeds $75.0 million.
Capital Resources and Funding Requirements
Our primary uses of cash and cash equivalents, and short-term investments are to fund our operations, which consist primarily of research and development expenditures related to our programs, product development costs, research expenses, administrative support, and capital expenditures related to bringing in-house certain process development and manufacturing capabilities and working capital requirements. We anticipate incurring additional net losses and negative cash flows from operations in the near future until such time, if ever, that we can generate significant sales of our product candidates currently in development. Our future funding requirements will depend on many factors, including:
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
We believe that our cash and cash equivalents and short-term investments as of September 30, 2025, and the potential future proceeds assuming the full exercise of all outstanding common stock warrants will be sufficient to fund projected operations into 2029.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
	(unaudited)
Net cash used in operating activities:	$(31,392)	$(43,145)
Net cash used in investing activities:	(27,887)	(39,511)
Net cash provided by financing activities:	44,440	859
Net decrease in cash and cash equivalents:	$(14,839)	$(81,797)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities was $31.4 million and primarily reflected our net loss of $36.2 million, offset by net noncash operating charges of $7.3 million and $2.5 million in net changes to our operating assets and liabilities. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials, and continue process development activities to optimize our manufacturing processes.
During the nine months ended September 30, 2024, net cash used in operating activities was $43.1 million and primarily reflected our net loss of $56.7 million and an $4.3 million net change in our operating assets and liabilities, offset by noncash charges of $9.3 million in stock-based compensation, depreciation expense, amortization of investments, and operating lease expense.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2025, net cash used in investing activities was $27.9 million, as a result of purchases of investments net of maturities.
During the nine months ended September 30, 2024, net cash used in investing activities was $39.5 million, which was the result of purchases of investments net of maturities.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2025, net cash provided by financing activities was $44.4 million and was primarily the result of proceeds related to the sale of common stock, common stock warrants and prefunded warrants.
During the nine months ended September 30, 2024, net cash provided by financing activities was $0.9 million and was primarily the result of $1.3 million in cash received for the exercise of stock options and purchases pursuant to our employee stock purchase plan offset by taxes paid related to net share settlement of equity awards of $0.4 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of the year ending December 31, 2025 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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
Based on our current business plans, we estimate that our existing cash and cash equivalents, short-term investments and potential future proceeds from the exercise of all outstanding common stock warrants will enable us to fund our operating expenses into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned through public or private equity or debt financings or other sources, such as strategic collaborations. Based on the public float of our common stock as of the date of the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, we are currently subject to General Instruction I.B.6 of Form S-3 and therefore may not sell more than one-third of the market value of our common stock held by non-affiliates until our public float exceeds $75.0 million.
Holders of our outstanding common stock warrants are not obligated to exercise their warrants, and they may choose to exercise on a cashless basis to the extent permitted by the terms of the warrants, prevailing market conditions, or applicable regulations. If warrant holders elect not to exercise their common stock warrants, we will not receive any associated cash proceeds, which could adversely affect our liquidity, capital resources, and our ability to fund operations, strategic investments, or debt service that we may have anticipated financing with such proceeds. In addition, even if holders elect to exercise, a cashless exercise would result in the surrender of warrants for a net number of shares based on the spread between the exercise price and the market price, without the payment of the exercise price in cash, further reducing the cash we would otherwise expect to receive. Market volatility, the trading price of our common stock relative to the common stock warrant exercise price, the remaining term of the common stock warrants, regulatory or contractual limitations, and investor portfolio considerations may increase the likelihood that common stock warrants will either remain unexercised or be exercised on a cashless basis. Any shortfall in expected cash proceeds from common stock warrant exercises could require us to seek alternative financing on less favorable terms, curtail or delay planned activities, or otherwise negatively impact our business, financial condition, and results of operations
We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may materially and adversely affect the development of our product candidates. Our ability to raise additional funds will depend on financial, economic, and market conditions and other factors, over which we may have no or limited control. Additional funds may not be available when we need them, on terms that are acceptable to us or at all.
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
For example, the U.S. government has been shut down since October 1, 2025, and the Senate has repeatedly failed to advance funding bills to reopen it, and the timing for restoring funding is uncertain. The FDA has not been able to accept applications for new drugs, generics, biologics, biosimilars or medical devices that require payment of a user fee while the shutdown is in effect. Any resulting delay in the acceptance, review or approval of our investigational new drug applications, clinical trial applications, marketing applications, facility inspections or lot-release/testing activities could delay or increase the cost of our clinical trials, manufacturing scale-up, product launches or post-approval changes. A prolonged U.S. federal government shutdown could materially delay our regulatory timelines, clinical development, reimbursement decisions and access to capital. If the shutdown continues or recurs, we could experience material adverse impacts on our operations, business and financial condition.
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, fluctuating interest and inflation rates, changes in trade policies, including tariffs or other trade restrictions or the threat of such action, and uncertainty about economic stability. For example, in September 2025, the United States announced the imposition of up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions. There remains substantial uncertainty as to when such tariffs may go into effect and whether such tariffs would apply to the importation of active pharmaceutical ingredients or bulk drug products that are intended for use in clinical trials and, more generally, about the duration of existing tariffs, tariff levels, implementation of announced tariffs, litigation challenging tariffs and whether additional tariffs or retaliatory actions may be imposed, modified or suspended

Furthermore, fluctuating interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending, and ongoing military conflicts throughout the world have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

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

Shattuck Labs, Inc.

Date: November 6, 2025	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: November 6, 2025	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)