Form 10-K
period 2025-12-31
Shattuck Labs, Inc.
filed 2026-03-05
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, was approximately $22,826,702 based on the closing price on The Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 26, 2026 the registrant had 71,564,217 shares of common stock, $0.0001 par value per share, outstanding.
Documents Incorporated by Reference
The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2026, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

Auditor Firm ID:	185	Auditor Name:	KPMG LLP	Auditor Location:	Austin, TX, USA

SHATTUCK LABS, INC.
TABLE OF CONTENTS

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to products and markets, and business trends and other information referred to under the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “develop”, or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts, and reflect our current views with respect to future events, outcomes or results. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.
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
•our financial performance;
•developments relating to our competitors and our industry, including competing product candidates and therapies; and
•economic downturns, inflation, fluctuating interest rates, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, natural disasters, public health crises, such as pandemics, political crises, government shutdowns, geopolitical events, or other macroeconomic conditions.
There may be other risks, uncertainties, and other factors that may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from the forward-looking statements expressed or implied in this Annual Report on Form 10-K, including factors disclosed under the sections entitled in “Risk Factors,” and “Management’s Discussion and

Analysis of Financial Condition and Results of Operations”. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties and other factors.
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
Item 1. Business
Overview
We are a clinical-stage biotechnology company pioneering the development of potentially first-in-class monoclonal and bispecific Death Receptor 3 (“DR3”) blocking antibodies for the treatment of patients with inflammatory and immune-mediated diseases. Our expertise in protein engineering and the development of novel tumor necrosis factor (“TNF”) receptor therapeutics come together in our lead program, SL-325, a potentially first-in-class DR3 blocking antibody designed to achieve a more complete blockade of the clinically validated DR3/TL1A pathway than TL1A blocking antibodies.
SL-325 is a high-affinity DR3 blocking monoclonal antibody. DR3 is the sole known receptor for tumor necrosis factor like ligand 1A (“TL1A”). In our head-to-head preclinical studies, SL-325 blocked TL1A binding to DR3 better than sequence equivalents of leading TL1A blocking antibodies. We believe that the underlying biological differences in the expression of DR3 and TL1A, and the design characteristics of SL-325, may allow SL-325 to achieve best-in-class clinical remission rates in patients with IBD due to a more complete and durable blockade of the clinically validated DR3/TL1A pathway. Additionally, we expect that SL-325 has the potential to demonstrate a superior immunogenicity profile in comparison to TL1A blocking antibodies. By targeting DR3 instead of TL1A, we expect to avoid the formation of immune complexes, which we believe are the primary source of immunogenicity for all TL1A blocking antibodies, and lead to high rates of anti-drug antibody (“ADA”) formation toward TL1A targeting antibodies. ADA to TL1A targeting antibodies has been shown to reduce efficacy in IBD patients. We are currently conducting a single ascending dose (“SAD”) and multiple ascending dose (“MAD”) Phase 1 clinical trial evaluating SL-325 in healthy volunteers. We expect this Phase 1 clinical trial to be completed in the second quarter of 2026. We expect to initiate a randomized, placebo-controlled Phase 2 clinical trial evaluating SL-325 in patients with Crohn’s Disease (“CD”) in the third quarter of 2026.
TL1A is the sole known signaling ligand for DR3, and TL1A does not signal through any other receptors. Thus, we believe that the clinical safety profile of TL1A blocking antibodies generated to date in clinical trials conducted by other parties derisks the clinical safety profile for DR3 blockade. The lack of toxicity of SL-325 in our recently completed non-human primate (“NHP”) acute toxicology study also suggests a potentially favorable clinical safety profile. We engineered SL-325 to lack any Fc gamma receptor binding function, and SL-325 has not shown any evidence in our preclinical studies to date of antibody dependent cellular cytotoxicity or cellular phagocytosis, which further supports a potentially derisked safety profile. We have demonstrated that SL-325 binds an epitope on DR3 that does not trigger receptor-mediated endocytosis, and the binding of SL-325 to DR3 was shown to be highly durable in our preclinical assays and in our NHP studies. Because DR3 is expressed on circulating, peripheral blood lymphocytes, we are able to directly measure DR3 receptor occupancy (“RO”), and our nonclinical studies suggest that blockade is durable for at least two months as a result of the properties of SL-325 and the stable expression of DR3. In our preclinical studies, including our acute NHP toxicology study, the RO and pharmacokinetic (“PK”) profile of SL-325 suggest extended dosing intervals, which are being further characterized in our ongoing Phase 1 clinical trial.
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
A source of immunogenicity shared by all TL1A blocking antibodies is the formation of immune complexes between soluble TL1A in the blood and the anti-TL1A antibodies. Binding of soluble TL1A in the blood by anti-TL1A antibodies leads to a significant increase in the concentration of total TL1A in the blood. These immune complexes have contributed to ADA formation in more than 64% of subjects treated with afimkibart, tulisokibart, or duvakitug in third-party clinical trials. A third-party Phase 2 trial testing the efficacy of afimkibart in CD patients demonstrated that ADA caused accelerated clearance of afimkibart, which reduced efficacy in an ADA titer dependent manner. Because DR3 is a membrane-restricted receptor, and SL-325 was engineered to bind an epitope on DR3 that is not found on DcR3, immune complex formation is not expected with SL-325. Data generated from our GLP acute NHP toxicology study, along with in silico assessment of immunogenicity risk, consistently suggest that SL-325 may have single digit ADA rates in humans. Thus, we expect that SL-325 has the potential to demonstrate a best-in-mechanism immunogenicity profile, and we expect that this superior immunogenicity profile alone will lead to improved efficacy as a monotherapy, at both the induction and maintenance time points.
Additionally, there is a high degree of sequence identity between certain third-party anti-TL1A antibodies, including tulisokibart, afimkibart, and duvakitug, and potential third-party combination agents, including vedolizumab, risankizumab, mirikizumab, and guselkumab. This overlap in sequence identity introduces a risk that ADAs generated against TL1A antibodies may cross-bind to these potential combination agents and could cause accelerated clearance of both the anti-TL1A antibody and other antibodies included in a coformulation, and that this may impact the efficacy of each agent. Because of this, we believe that SL-325 may allow for improved efficacy in combination with other agents, compared to TL1A targeting antibodies.
We are planning initial clinical development of SL-325 in patients with CD. The clinical success of several TL1A blocking antibodies to date suggests that SL-325 may have monotherapy disease modifying activity early in clinical development. As described above, we believe that targeting DR3 may be more efficacious than targeting TL1A in patients with IBD. We expect to complete enrollment in the ongoing Phase 1 clinical trial for SL-325 in healthy volunteers in the second quarter of 2026, and initiate our Phase 2 clinical trial in patients with CD in the third quarter of 2026.
We also plan to evaluate SL-325 in other inflammatory and immune-mediated diseases where the DR3/TL1A axis is implicated.
In addition to SL-325 and SL-425 (a half-life extended version of SL-325), we are developing bispecific antibodies which co-target DR3 and other clinically validated targets in immune mediated and inflammatory diseases. Inhibition of the TL1A/DR3 axis may be mechanistically distinct from the IL-23/IL-23R, IL-17/IL-17R, TSLP/TSLP-R or α4β7/MADCAM-1 axes (as examples). Thus, dual inhibition of the TL1A/DR3 axis with coformulated or bispecific antibodies may provide additive clinical benefit in a variety of immune mediated and inflammatory diseases. As seen with TL1A directed antibodies, two third-party TL1A-directed bispecific antibodies, AMG966 and RO7837195, have also demonstrated nearly 100% ADA formation following a single dose in Phase 1 clinical trials. The mechanism of ADA formation was reported to be secondary to large immune complex formation for AMG966, which we believe is also true for RO7837195. The emerging clinical data from TL1A-directed bispecific antibodies is similar to the prior failure of TNFα-directed bispecific antibodies, which we believe is because both TNFα and TL1A are soluble trimeric proteins found in the blood, and cause immunogenicity secondary to large immune complex formation. We expect that our DR3-directed bispecific antibodies to be less immunogenic than TL1A-directed bispecifics. DR3 may thus provide a differentiated target in a bispecific antibody format, providing advantages over TL1A-directed bispecific antibodies. Additionally, development of bispecific antibodies may enable more efficient clinical development than is expected for multi-antibody coformulations, and may avoid some of the challenges associated with potential immunogenicity in certain coformulations, as described above.
Our Pipeline
Our lead product candidate, SL-325, is a monoclonal antibody that is designed to bind to DR3 and inhibit its interaction with its ligand, TL1A. We have completed an IND-enabling, good laboratory practices (“GLP”) toxicity study to evaluate the safety and tolerability of SL-325 in NHPs. We are currently conducting a SAD/MAD Phase 1 clinical trial in healthy volunteers to evaluate the safety, tolerability, pharmacokinetics, and immunogenicity of SL-325, and to establish the Phase 2 dose and dosing schedule. We expect to complete enrollment in the Phase 1 clinical trial in the second quarter of 2026, and to initiate a Phase 2 clinical trial in CD patients in the third quarter of 2026.
In addition to SL-325, we are developing SL-425, a half-life extended version of SL-325. SL-425 is currently being evaluated in an ongoing IND-enabling chronic GLP toxicity study, and clinical trials may be conducted in the future. SL-425 may be further developed alongside SL-325 in distinct indications, or to enable extended dosing during maintenance therapy, if necessary, and the need to develop SL-425 will be informed, in part, by the data from the ongoing SL-325 Phase 1 clinical trial.
We are also developing multiple preclinical DR3-based bispecific antibodies which are designed to inhibit both the DR3/TL1A axis and another biologically relevant target for the treatment of patients with IBD or other immune-mediated indications. We plan to disclose the targets of our lead bispecific product candidate, supporting preclinical data, and expected development timelines in the first half of 2026.

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
•Rapidly advancing SL-325 through clinical development and marketing approval;
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
Our Lead Product Candidate: SL-325
Overview
TL1A (also known as TNFSF15) is a costimulatory ligand in the tumor necrosis factor superfamily, which activates immune responses through binding a single receptor, DR3 (also known as TNFRSF25). TL1A was identified as the ligand for DR3 in 2002, and aberrant activation of DR3 signaling by TL1A has been implicated in a variety of diseases, including UC, CD, hidradenitis suppurativa, psoriatic arthritis, rheumatoid arthritis, asthma, multiple sclerosis, and other inflammatory and immune-mediated diseases. Several single nucleotide polymorphisms (“SNPs”) in TL1A have been shown to significantly increase the risk of humans developing both UC and CD. This genetic linkage contributed to the selection of IBD for initial clinical trials for TL1A blocking antibodies.
Three different TL1A blocking antibodies have demonstrated an improvement in complete remission rates in third-party randomized, placebo controlled, Phase 2 clinical trials in patients suffering from UC and CD. Each of these antibodies (tulisokibart, duvakitug, and afimkibart) have provided placebo-adjusted clinical remission rates of between 23-28% following induction therapy in patients with UC, in trials that included patients who had previously failed biologic therapies. Although a biomarker selection strategy enriching for patients with SNPs in TL1A has been explored, similar rates of clinical response have been observed in patients lacking such SNPs, suggesting that TL1A mediated activation of DR3 contributes to disease pathology regardless of an inborn genetic predisposition. While these data provide clinical validation of the TL1A/DR3 pathway in IBD, we believe that targeting DR3 will provide for greater and more durable efficacy that is achieved by targeting TL1A.
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
There are significant differences in the tissue localization and expression pattern of TL1A and DR3, which suggest that blocking DR3 may provide more potent inhibition of TL1A mediated DR3 signaling than blocking TL1A. TL1A is an inducible inflammatory ligand mainly expressed by tissue-resident antigen presenting cells, but also endothelial cells. In the absence of inflammation, TL1A is generally not expressed. When innate immune signals, such as bacterial proteins or immune complexes, are present, transcription of TL1A is rapidly induced, peaking within 12 hours and ceasing within approximately 24 hours. This pulse of transcription leads to a wave of TL1A protein expression on the cell membrane, which is then subsequently self-regulated through the presence of a membrane-proximal protease cleavage site, which liberates the extracellular domain from the membrane, thereby limiting its immune stimulatory potential. The cleaved extracellular domain of TL1A can be measured in the blood, and retains the ability to activate DR3. In addition, humans evolved a soluble decoy receptor, DcR3, to neutralize and facilitate degradation of this cleaved TL1A. This pattern of expression explains the relative absence of TL1A on cells found in the blood, and presence of TL1A at sites of active inflammation, but not adjacent non-inflamed tissue.
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
One of the natural mechanisms whereby soluble TL1A is degraded is through binding to human protein decoy receptor 3 (“DcR3”). DcR3 neutralizes soluble TL1A, Fas ligand and LIGHT, which all induce a proinflammatory immune response. The extracellular domain of TL1A can be cleaved by specific proteases, leading to release of trimeric TL1A from the surface of immune cells. This soluble form of TL1A can be detected in human blood, where it can then bind to and be degraded by DcR3. Thus, it is desirable to block DR3, but not DcR3, to preserve the natural anti-inflammatory role of DcR3. SL-325 binds to DR3 but not to DcR3.
Another potential advantage of targeting DR3 instead of TL1A relates to the expected immunogenicity profile of each of these agents. High rates of immunogenicity have been observed with current TL1A blocking antibodies in clinical trials. A source of this immunogenicity includes the binding and stabilization of soluble TL1A, leading to substantial increases in the serum concentration of total TL1A in patients following treatment with TL1A blocking antibodies. These immune complexes between anti-TL1A antibodies and soluble TL1A are likely a cause of anti-drug antibody formation in patients, shared by all anti-TL1A antibodies. Because DR3 is a membrane-restricted receptor, and SL-325 was engineered to bind an epitope on DR3 that is not found on DcR3, immune complex formation is not expected with SL-325. Thus, we expect that SL-325 has the potential to demonstrate a best-in-mechanism immunogenicity profile.
We believe that this potential best-in-mechanism immunogenicity profile may translate to improved efficacy. Recent publications have reported that the serum concentration of afimkibart decreases as the concentration of ADA increases. These data demonstrate that ADA are capable of accelerating clearance of TL1A blocking antibodies. In addition, patients whose ADA concentrations remained low had approximately 50% better efficacy than patients whose ADA concentrations were highest. Some ADA are “neutralizing”, indicating that the ADA directly interfere with the ability of an anti-TL1A antibody to bind TL1A. Other ADA are “non-neutralizing”, indicating that the ADA bind to epitopes of the anti-TL1A antibodies that do not directly interfere with TL1A binding. However, it has been shown that both neutralizing and non-neutralizing ADA can reduce efficacy for monoclonal antibodies, such as anti-TNFa antibodies.
SL-325 Antibody Attributes
We believe that an ideal DR3 blocking antibody should possess the following attributes:
•Very high affinity binding to DR3;

•Binds to an epitope that is not shared with DcR3;
•Binds to an epitope that does not cause receptor mediated endocytosis of DR3 from the cell surface;
•Directly interferes with the binding of a TL1A trimer to a DR3 trimer; and
•Directly interferes with TL1A mediated trimerization of DR3.
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
SL-325 was designed to fundamentally address the therapeutic and DR3/TL1A axis limitations of TL1A blocking antibodies. As a potentially first-in-class DR3 blocking antibody, we believe SL-325 has the desired attributes, demonstrated by our nonclinical studies, necessary to move into clinical development. SL-325 is currently being evaluated in a Phase 1 clinical trial and may emerge as a best-in-mechanism inhibitor of the DR3/TL1A axis due to SL-325’s potential to provide a more complete and durable blockade of DR3 signaling than is achievable with TL1A blocking antibodies, and with a best-in-mechanism immunogenicity profile.
Preclinical Experience
GLP Non-Human Primate Studies
We conducted an acute, IND-enabling GLP toxicology study with SL-325 in NHPs, evaluating safety, tolerability, PK, and immunogenicity. These data were shared at the 20th Congress of the European Crohn’s and Colitis Organization on February 20, 2025.
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

Figure 2—SL-325 Receptor Occupancy in NHP Study
PK data collected in the NHP study was used to generate a population PK model to predict SL-325 exposure in humans at different dose levels and dosing intervals. Data collected from our GLP NHP study suggest that 1 µg/mL trough concentrations are required to maintain full RO on peripheral blood lymphocytes. Population PK models suggest that 1 µg/mL trough concentrations are likely to be exceeded if SL-325 is administered at the 3 mg/kg dose level, every eight weeks during the maintenance phase of treatment. We are further characterizing the PK profile in humans in our ongoing Phase 1 clinical trial, which will further inform on the dose and dosing schedule to be advanced into Phase 2 clinical trials. Our goal is to select a dose and dosing schedule that maintains SL-325 concentrations in human peripheral blood which exceeds the threshold required to maintain full DR3 receptor occupancy both in peripheral blood and within affected tissues. We believe that SL-325 can achieve Q4W dosing during induction, and maintenance dosing no more frequently than once monthly.
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
We are also currently conducting a six-month, chronic GLP toxicology study of SL-325 (and SL-425) in NHPs, evaluating safety, tolerability, PK, and immunogenicity. We expect to complete the study in the first quarter of 2026, and we plan to share the data in the second quarter of 2026. To date, both SL-325 and SL-425 have been well tolerated, with no drug-related adverse events or infusion-related reactions observed. SL-425 has demonstrated the expected half-life extension in comparison to SL-325. As was the case in our acute GLP toxicology studies, no evidence of DR3 agonism has been observed in any animal at any dose at any time. This study has enabled extended observation periods for the durability of DR3 occupancy, and durable binding has been observed for at least 71 days. Both SL-325 and SL-425 have demonstrated a favorable immunogenicity profile following repeated dosing in the chronic toxicology study, similar to the prior profile of SL-325 observed in the acute toxicology study.
Preclinical In-Vitro Characterization
We characterized the DR3 binding and antagonistic properties of SL-325 in a series of in vitro assays and these data were presented in a poster at the Crohn’s & Colitis Congress 2025 Annual Meeting on February 7, 2025.
Clinical Development
Phase 1 Clinical Trial in Healthy Volunteers
We are currently conducting a randomized, double-blind, placebo-controlled SAD/MAD Phase 1 clinical trial in healthy volunteers to evaluate the safety, tolerability, pharmacokinetics, and immunogenicity of SL-325, and to establish the Phase 2 dose and dosing schedule.

In this Phase 1 clinical trial, we plan to evaluate up to six escalating dose levels of SL-325 in the SAD portion of the trial, and up to three dose levels of SL-325 in the MAD portion of the trial. We plan to enroll a total of approximately 72 healthy volunteers. Each cohort will be randomized, with six volunteers receiving SL-325 and two volunteers receiving placebo. Volunteers in the MAD portion of the trial will receive three doses, administered on days 1, 15, and 29. Figure 3 below illustrates a design schema of this Phase 1 clinical trial.
Figure 3—SL-325 SAD and MAD Phase 1 Clinical Trial Design

Increasing dose
Part A
Healthy volunteers
Single Ascending Dose
Cohort A1
6 SL-325 : 2 placebo
Cohort A2
6 SL-325 : 2 placebo
Cohort A3
6 SL-325 : 2 placebo
Cohort A4
6 SL-325 : 2 placebo
Cohort A5
6 SL-325 : 2 placebo
Cohort A6
6 SL-325 : 2 placebo
Part B
Healthy volunteers
Multiple Ascending Dose
(3 doses, q2w)
Cohort B1
6 SL-325 : 2 placebo
Cohort B2
6 SL-325 : 2 placebo
Cohort B3
6 SL-325 : 2 placebo

Phase 2 Clinical Development Plans and Strategy
Upon completion of our Phase 1 clinical trial, we plan to initiate a randomized, double-blinded, placebo-controlled Phase 2 clinical trial evaluating SL-325 in patients with CD. We plan to evaluate two dose levels of SL-325 versus placebo, and will provide additional details of the clinical trial design in the second quarter of 2026. We anticipate initiating this clinical trial in the third quarter of 2026.
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
Several attempts have been made to develop bispecific antibodies targeting TL1A, including a TL1A and TNFα blocking antibody known as AMG966. As discussed above, TL1A blocking antibodies stabilize serum TL1A as a result of immune complex formation between soluble TL1A and anti-TL1A antibodies. These immune complexes are believed to contribute to the high rates of ADA formation with TL1A blocking monoclonal antibodies. In the case of AMG966, the bispecific antibody was shown to stabilize both soluble TL1A and TNFα, which led to large immune complex formation and the rapid development of high-titer neutralizing ADA responses in patients treated in a third-party Phase 1 clinical trial. AMG966 was discontinued as a result of this immunogenicity. A second TL1A directed bispecific antibody, RO7837195, targets TL1A and IL-23 p40. This antibody was also tested in a third-party Phase 1 clinical trial in healthy volunteers. Like AMG966, RO7837195 also induced ADA in nearly 100% of treated subjects after a single dose, and most of these ADA were also neutralizing. These two clinical trials suggest high rates of ADA may be unavoidable for TL1A-directed bispecific antibodies. The emerging clinical data for TL1A-directed bispecific antibodies is similar to the prior failure of multiple TNFα-directed bispecific antibodies. Both TNFα and TL1A are soluble trimeric proteins, and binding of bispecific antibodies to these proteins is known to cause large immune complex formation which results in the formation of ADA in nearly all treated subjects. Because DR3 is a membrane-restricted target, immune complex formation is not expected either for SL-325, SL-425, or DR3 directed bispecific antibodies.

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
We expect to continue to devote significant resources to process development and optimization of the manufacture of our product candidates, including SL-325, SL-425, and potential DR3-based bispecific antibodies.
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
With respect to our lead product candidate, SL-325, we are aware of other clinical-stage therapeutics that target the TL1A/DR3 axis, including, but not limited to, the following TL1A targeting antibodies: duvakitug in development by Teva Pharmaceutical Industries Ltd., ABBV-701/FG-M701 in development by Abbvie/FutureGen Biopharmaceutical Co., Ltd., afimkibart in development by Hoffmann-La Roche Ltd, SPY002 and SPY072 in development by Spyre Therapeutics, Inc., tulisokibart in development by Merck & Co., Inc., and XmAb942 in development by Xencor, Inc. ABS-101 was another half-life extended TL1A blocking antibody previously in development by Absci Corporation. We are not aware of any companies with publicly disclosed DR3 targeted blocking antibodies.
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
We generally file patent applications directed to our key technologies and programs in an effort to secure our intellectual property positions. As of February 20, 2026, we own two issued U.S. patents, four pending international patent applications, filed under the Patent Cooperation Treaty, and one pending non-provisional patent application, filed in the United States, that relate to DR3. We also own or exclusively license other patents and patent applications related to other technologies and programs, including legacy programs. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. PTO and other patent offices may be significantly revised before issuance, if granted at all.
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
Preclinical and Clinical Development
Prior to beginning any clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. In April 2025, the FDA published a roadmap to reduce animal testing in preclinical safety studies, including those required in INDs, with scientifically validated new approach methodologies. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
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
In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted except that the PREA will apply to an original BLA for a new active ingredient that is orphan-designated if the biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.
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
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or if the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the product was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.
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
The AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common commercial activities from AKS prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements, for persons in a position to refer or recommend federally reimbursable healthcare business may be alleged to be intended to induce prescribing, purchasing or recommending, and may be subject to scrutiny if they do not qualify for an exception or regulatory safe harbor. Qualifying for a statutory exception or regulatory safe harbor requires satisfying all of the criteria for the exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS, but it does increase the risk of regulatory scrutiny. Ultimately, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The FCA, which can be enforced through civil whistleblower or qui tam actions, prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of federal government funds, including in federal healthcare programs, that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA.
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
Data Privacy and Security
Numerous state, federal, and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information and could apply to our operations or the operations of our partners.
For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations impose data privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable protected health information (“PHI”) for or on behalf of such covered entities. These requirements imposed by HIPAA and HITECH on covered entities and business associates include entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present, or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity, and availability of all PHI created, received, maintained, or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.
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
In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, that govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.
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
In addition, certain state laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. The CCPA and numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, exempt PHI that is subject to HIPAA; and others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.

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
Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Factors payors consider in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•cost-effective; and
•neither experimental nor investigational.
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
Healthcare Reform
The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.
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
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS adopted a final rule allowing Medicare Advantage Plans the option to use step therapy for Part B drugs, permitting Medicare Part D plans to apply certain utilization controls to new starts of five of the six protected class drugs, and requiring the Explanation of Benefits for Part D beneficiaries to disclose drug price increases and lower cost therapeutic alternatives, which went into effect on January 1, 2021. In May 2025, the Trump Administration renewed the idea of international reference pricing through an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target price will be the lowest price paid in an Organisation for Economic Co-operation and Development country with a gross domestic product (“GDP”) per capita of at least 60% of the U.S. GDP per capital. In addition, in December 2025, CMS proposed new drug payment models to lower drug prices for Medicare beneficiaries; under the models, CMS would explore potential adjustments to Medicare drug inflation rebate calculations by comparison to international drug pricing information. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business.
Notwithstanding the IRA, continued legislative and enforcement interest exists in the United States with respect to specialty drug pricing practices. Specifically, we expect government authorities to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs.
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
Regulation in the European Union
European Data Laws
The processing of personal data, including health-related personal data, in the European Economic Area (“EEA”) is mainly governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), and related data protection laws in individual EEA countries. In the United Kingdom, the processing of personal data is mainly governed by the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act 2018 (the “UK GDPR”). The

GDPR and UK GDPR impose a number of strict obligations and requirements for the processing, including collecting, analyzing and transferring, of personal data of individuals in the EEA or in the UK, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR and UK GDPR include requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and obligations relating to the security and confidentiality of the personal data. EEA countries may also impose additional requirements in relation to the processing of health, genetic and biometric data through their national legislation.
In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission (“EC”) to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on the appropriate safeguards, data exporters, with the assistance of the data importers, are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the safeguards in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework.
With regard to the transfer of data from the EEA to the UK, based on the EC’s adequacy decision of June 28, 2021 and subsequent renewals, personal data may continue to flow freely from the EEA to the UK on the basis that the UK is deemed to provide an adequate level of data protection until December 27, 2031. The adequacy decisions will automatically expire unless renewed.
With respect to transfers from the UK to other countries, these transfers are also subject to specific transfer rules under the UK regime. These UK international transfer rules broadly mirror the EU GDPR rules.
On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (“IDTA”) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (“UK Addendum”) and a document setting out transitional provisions. The IDTA and UK Addendum came into force on March 21, 2022 and are the primary UK-approved mechanisms for putting in place appropriate safeguards for UK restricted transfers, subject to transitional arrangements for legacy SCCs. Regarding transfers from the UK to the EEA, the UK Information Commissioner’s Office (“ICO”) guidance indicates that organizations do not need new arrangements. With regard to the transfer of personal data from the UK to the United States, the UK government has adopted an adequacy decision for the UK Extension to the EU-US Data Privacy Framework, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the recipient is a U.S. organization certified to the EU-US Data Privacy Framework and participating in the UK Extension to the EU-US Data Privacy Framework.
Failure to comply with the requirements of the GDPR or UK GDPR and the related national data protection laws of the EEA countries may result in significant monetary fines for noncompliance of up to €20 million or £17.5 million (as applicable), 4% of the total worldwide annual turnover (for higher-tier infringements). This is enforced by ICO and is entirely separate from fines under EU GDPR. In addition, violations of national laws can trigger additional, administrative penalties, investigations, corrective orders, temporary or definitive bans, and, in some jurisdictions, and a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed.
Data protection authorities from the different EEA countries may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EEA.
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
Under the CTR, a sponsor is able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal (the “Clinical Trials Information System” or “CTIS”). One national regulatory authority (the reporting EU member state proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned EU Member States. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such member state. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database, including a layperson’s summary. Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory and CTIS serves as the single entry point for submission of clinical trial-related information and data. As of January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive need to comply with the CTR and have to be transitioned to CTIS.
Under the CTR, national laws, regulations, and the applicable GCP and GLP standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines on GCP and the ethical principles that have their origin in the Declaration of Helsinki. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the National Competent Authority and to the Ethics Committees of the EU member state where they occur.
During the development of a medicinal product, the EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working PartyCA. A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”) of the product concerned.
Drug Marketing Authorization
In the EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a MA. To obtain an MA of a drug under European Union regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure.
To be used or sold in the UK, a drug must have an effective MA granted by the Medicines and Healthcare Products Regulatory Agency (MHRA) under the Human Medicines Regulations 2012 (SI 2012/1916), as amended. MA applications are submitted electronically via the MHRA Submissions Portal. Under the MHRA’s national assessment procedure, the MHRA generally aims to reach a decision within 210 “clock-on” days, excluding any “clock-stops” while the applicant prepares responses to MHRA questions.
On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Recognition Procedure (“IRP”) for MAAs. The IRP applies since January 1, 2024 and replaces existing EU reliance procedures to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic, FDA, EMA, among others). The IRP allows medicinal products approved in other jurisdictions that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the UK. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.
Centralized Authorization Procedure
The centralized procedure provides for the grant of a single MA that is issued by the EC following the scientific assessment of the application by the European Medicines Agency (“EMA”) that is valid for all EU Member States as well as in the three additional EEA Member States (Norway, Iceland, and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy, or tissue engineered medicines) and medicinal products with a new active substance indicated for the treatment of certain diseases (HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune diseases and other immune dysfunctions, and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a MA through the centralized procedure.
Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.
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
For the UK, the period of three years during which the drug has not been marketed in Great Britain will be restarted from the date of conversion to a Great Britain MA. Following Windsor Framework changes, which became effective January 1, 2025, European Commission Union authorizations are no longer valid in Northern Ireland and centrally authorized products are instead authorized by the MHRA under UK-wide marketing authorizations; existing licenses for product licensed by the MHRA that covers Great Britain only become geographically valid UK-wide while retaining their license number/prefix.
On the other hand, for the EU, in the case the drug has been marketed in the UK, the placing on the UK market before the end of the period starting when the UK left the EU on January 31, 2020 and ending on December 31, 2020 (the “Brexit

Transition Period”) will be taken into account. If, after the end of the Brexit Transition Period, the drug is not placed on any other market of the remaining member states of the EU, the three year period will start running from the last date the drug was placed on the UK market before the end of the Brexit Transition Period.
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
Exceptional Circumstances/Conditional Approval
Similar to accelerated approval regulations in the United States, conditional MAs can be granted in the EU in exceptional circumstances. A conditional MA can be granted for medicinal products where, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, a number of criteria are fulfilled: (i) the benefit/risk balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the comprehensive clinical data, (iii) unmet medical needs will be fulfilled by the grant of the MA and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. Once a conditional MA has been granted, the MA holder must fulfill specific obligations within defined timelines. A conditional MA is valid for one year and must be renewed annually, but it can be converted into a standard MA once the MA holder fulfills the obligations imposed and the complete data confirm that the medicine’s benefits continue to outweigh its risks.
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
Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the EU’s regulatory authorities to include a NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the medicinal product if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.
On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation and negotiations are still ongoing. The timing for finalization of these negotiations and entry into force are unclear.
The current drafts envisage:
•a shortening of the periods of data exclusivity from eight to six years (with transferrable vouchers for an additional year of market protection as an incentive for the development of new antibiotics),
•earlier regulatory guidance and extension of market exclusivity for orphan medicines (depending on certain conditions),
•four-year data exclusivity for additional indications of existing products, and
•rules governing the availability of products (including shortage prevention plans and some supply obligations for manufacturers).
Orphan Designation and Exclusivity
The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not a MA, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for MA of the medicinal product is submitted. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional MA.
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
In the UK, following the post-Brexit transition period, a system for incentivizing the development of orphan medicines was introduced. Overall, the requirements for orphan designation largely replicate the requirements in the EU and the benefit of market exclusivity has been retained. Products with an orphan designation in the EU can be considered for an orphan MA in Great Britain and, marketing authorizations granted for products that fulfill UK orphan criteria are valid UK-wide regardless of whether there is an EU orphan designation. The MHRA will review applications for orphan designation at the time of a MA, and will offer incentives, such as market exclusivity and full or partial refunds for MA fees to encourage the development of medicines in rare diseases. Separately, the MHRA has stated that it is considering updating its licensing framework for orphan medicines, with a draft framework expected by spring 2026.
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
In the UK, the MHRA has published guidance on the procedures for UK Paediatric Investigation Plans (“PIPs”) which, where possible, mirror the submission format and requirements of the EU system. From January 1, 2025, EU pediatric requirements are addressed via Windsor Framework categorization: for Category 2 products, both UK and EU pediatric requirements apply, and an EU-agreed PIP must also be in place (unless waived).
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
The manufacturing process for pharmaceutical products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations.
Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (“GMP”). These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Amendments or replacements of at least Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation. Similarly, the distribution of pharmaceutical products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. The manufacturer or importer must have a qualified person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP, before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP.
On October 27, 2025, the Council of the European Union approved a framework for compulsory licensing of crisis-relevant products (including medicinal products) in crisis situations. While the proposal focuses on voluntary agreements with intellectual property rights holders, it includes rules on compulsory licensing as a measure of last resort upon activation / declaration of a crisis or emergency mode. The European Parliament has not yet voted on the proposal.
Sales and Marketing Regulations
The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the MA granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription-only medicines is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals. EU regulation with regards to dispensing, sale and purchase of medicines has generally been preserved in the UK following Brexit, through the Human Medicines Regulations. However, organizations wishing to sell medicines online need to register with the MHRA. Following Brexit, the requirements to display the common logo no longer apply to UK-based online sellers, except for those established in Northern Ireland.
Anti-Corruption Legislation
In the EU, interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct both at EU level and in the individual

EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. Violation of these laws could result in substantial fines and imprisonment.
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
For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Additional Regulation
In addition to the foregoing, local, state and federal laws, including in the United States and Israel, regarding such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous or biohazardous substances, we could be liable for damages, environmental remediation, and/or governmental fines. We believe that we are in material compliance with applicable environmental laws and occupational health and safety laws that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations. We may incur significant costs to comply with such laws and regulations now or in the future.

Human Capital Management
As of December 31, 2025, we employed 40 full-time employees at two locations in the United States, in Austin, TX and Durham, NC.
We may hire additional employees in 2026 and beyond with a focus on increasing expertise and bandwidth in clinical research and development, in-house process development and manufacturing, and clinical operations to support potential later-stage clinical trials. We continue to evaluate business needs and opportunities, with a hiring philosophy that seeks to balance in-house expertise with outsourced services, and management of overall operating expense. Currently, we outsource clinical trial work to clinical research organizations and drug manufacturing to contract manufacturers.
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
Corporate Information
We were incorporated in Delaware in May 2016. Our corporate offices are located at 500 W. 5th Street, Suite 1200, Austin, Texas 78701 and 21 Alexandria Way, Suite 200, Durham, North Carolina 27713 and our telephone number is (512) 900-4690. Our website address is www.shattucklabs.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is for convenience only and the information on the referenced website does not constitute a part of nor is incorporated by reference into this report.
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
•We will require additional funding in order to complete development of our product candidates including SL-325, and commercialize our products, if approved. Additional funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs and current and future clinical trials, our efforts to access manufacturing capacity, and any commercialization efforts.

•Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.
•We have not completed any late-stage clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•We are substantially dependent on the success of our lead product candidate, SL-325, and our current and any future clinical trials of such product candidate may not be successful.
•Our product candidates are in preclinical and clinical stages of development and may fail in development or suffer delays. We depend on the successful initiation and completion of clinical trials for our product candidates to advance our product development plans.
•Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates or any future product candidates, which would prevent or delay or limit both the scope of regulatory approval and our ability to successfully commercialize.
•Preclinical and clinical development is a lengthy and expensive process that is subject to delays and uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If preclinical studies and clinical trials of our product candidates are prolonged or delayed, we may be unable to obtain required regulatory approvals, and, therefore, be unable to complete the development of and commercialize our product candidates on a timely basis or at all.
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
•Our success depends upon our ability to obtain and maintain patents and other intellectual property rights to protect our technology, including SL-325, methods used to manufacture our product candidates, formulations thereof, and the methods for treating patients using those product candidates.
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
We are a clinical-stage biotechnology company and will need to raise substantial additional capital to continue to fund our operations in the future. We have based our estimates on assumptions that may prove to be wrong, and could exhaust our available financial resources sooner than we currently anticipate.
Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant operating losses since inception. For the years ended December 31, 2025 and 2024, we reported a net loss of $48.8 million and $75.4 million, respectively. As of December 31, 2025, we had an accumulated deficit of $430.5 million. We expect to continue to incur significant operating losses for the foreseeable future, including as our product candidates continue through preclinical and clinical development. We expect to invest significant funds into the research and development of our current programs to determine the potential to advance product candidates to regulatory approval. To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. We may never succeed in these activities and, even if we do, we may never generate revenue that is sufficient to achieve profitability.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:
•continue the clinical development of our lead product candidate, SL-325;
•continue the preclinical development and initiate the clinical development of our potential bispecific product candidates and any other potential product candidates, including SL-425;
•continue efforts to discover and develop new product candidates;
•continue the manufacturing of our product candidates or increase volumes manufactured by third parties;
•initiate additional preclinical and nonclinical studies or clinical trials for our product candidates;
•seek regulatory and marketing approvals for our product candidates;
•establish a sales, marketing, and distribution infrastructure to commercialize any products for which it may obtain marketing approval and market for ourselves;
•seek to maintain, protect, and expand our intellectual property portfolio; and
•experience any delays or encounter issues with the development and potential regulatory approval of our clinical and product candidates such as safety issues, manufacturing delays, clinical trial accrual delays, longer follow-up for planned studies or trials, additional major studies or trials, or supportive trials necessary to support marketing approval.
We will require additional funding in order to complete development of our product candidates, including SL-325, and commercialize our products, if approved. Additional funding may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we could be forced to delay, reduce, or eliminate our product development programs and other operations.
Based on our current business plans, we estimate that our existing cash and cash equivalents and short-term investments, assuming the full exercise of our outstanding common stock warrants, will enable us to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, including that the outstanding common stock warrants will be exercised in full, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned through public or private equity or debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may materially and adversely affect the development of our product candidates. Our ability to raise additional funds will depend on financial, economic, and market conditions and other factors, over which we may have no or limited control. Additional funds may not be available when we need them, on terms that are acceptable to us or at all.
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
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
In the future, as we progress SL-325, and any other current or future product candidates through clinical development, we expect to experience periods of growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical operations, business development, manufacturing, regulatory affairs, quality assurance, human resources, legal, accounting and finance, and, ultimately, sales and marketing. The competition for qualified personnel in the biotechnology and pharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled scientific, technical, and managerial employees. If our recruitment and retention efforts are unsuccessful, when needed, in the future, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business.
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
We have not completed any late-stage clinical trials and have no products approved for commercial sale, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
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
Risks Related to the Development and Clinical Testing of Our Product Candidates
We are substantially dependent on the success of our lead product candidate, SL-325, and our current and any future clinical trials of such product candidate may not be successful.
Our lead product candidate, SL-325, is in a Phase 1 clinical trial, and if that product candidate is not successful, our business could be materially impacted. While we have other preclinical programs, such as SL-425, there is no guarantee that these programs will advance into clinical development. Our future success is substantially dependent on our ability to develop and timely obtain marketing approval for, and then successfully commercialize, SL-325. We are investing the majority of our efforts and financial resources into the research and development of SL-325, SL-425, and other DR3 based bispecific antibodies targeting DR3 together with another biologically relevant target.
Our product candidates, including our lead product candidate, SL-325, are in the early stages of development and will require substantial preclinical and clinical development and testing, manufacturing process development, improvement and validation, and regulatory approval prior to commercialization and before we generate any revenues from product sales. The success of our product candidates will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator.

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
SL-325 is in early stages of clinical development and our other product candidates are in preclinical stages of development, and any of our product candidates may fail in development or suffer delays. We depend on the successful initiation and completion of clinical trials for our product candidates to advance our product development plans.
We have no products on the market, and our product candidates are in early clinical and preclinical stages of development. As a result, we expect it will be years before we can obtain regulatory approval for and commercialize any product candidate, if ever. We must complete clinical trials that demonstrate the safety and efficacy of our product candidates in humans, and we do not yet know if our lead product candidate, SL‑325, will be safe or effective in humans. Clinical testing is expensive, difficult to design and implement, and can take years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
Preclinical and clinical development is a lengthy and expensive process that is subject to delays and uncertain outcomes, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results. If preclinical studies and clinical trials of our product candidates are prolonged or delayed, we may be unable to obtain required regulatory approvals, and, therefore, be unable to complete the development of and commercialize our product candidates on a timely basis or at all.
It is impossible to predict when or if any of our product candidates will prove safe and effective in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must complete preclinical studies and conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and a failure can occur at any time or stage of the preclinical study or clinical trial process. Additionally, there is no guarantee that our future IND filing(s), or amendments to our existing INDs, will be accepted by the FDA, or comparable foreign regulatory authorities, or that these filings(s) will be accepted within our expected timelines. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. The design of a clinical trial can determine whether its results will support approval of a product candidate, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their compounds and product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. In addition, the results of our preclinical animal studies, including our non-human primate studies, may not be predictive of the results of outcomes in subsequent clinical trials on human subjects. Product candidates in clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies.
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
The development and commercialization of drugs is highly competitive. Product candidates developed by us, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of biopharmaceutical companies as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals, and marketing than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, recruiting participants for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our product candidates.
Our competitors have developed, are developing or will develop programs and processes competitive with our programs and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments. Our success will depend partially on our ability to develop and commercialize products that have competitive safety, efficacy, dosing and/or presentation profiles. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than the products we develop, or if our competitors develop competing products or if biosimilars enter the market more quickly than we do and are able to gain market acceptance.

Certain of our programs may compete with our other programs, which could negatively impact our business and reduce our future revenue.
We are developing programs which may compete with one another. For example, we are developing SL-325 and may choose to develop SL-425, and/or a potential DR3-based bispecific antibody, for the same indication: inflammatory bowel disease, and may in the future develop our programs for other inflammatory and immune-mediated diseases. Developing multiple programs for a single indication may negatively impact our business if the programs compete with each other. For example, if multiple programs are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple programs are approved for the same indication, they may compete for market share, which could limit our future revenue.
Our product candidates may have serious adverse, undesirable, or unacceptable side effects or other properties that may delay or prevent marketing approval and our ability to market and derive revenue from our product candidates could be compromised.
Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Our product candidates, including our lead product candidate, SL-325, have not completed any clinical trials in humans, and we do not yet know if it will have serious, undesirable, or unacceptable side effects. Results of our preclinical studies or clinical trials could reveal a high and unacceptable severity and/or prevalence of side effects. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition and results of operations.
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
We have not yet completed any clinical trials for our product candidates, including our lead product candidate, SL-325. Successful and timely completion of our planned clinical trials will require that we initiate our clinical trial sites in a timely manner and enroll a sufficient number of subjects or patients. Trials may be subject to delays for a variety of reasons, including as a result of delays to clinical trial site start up and initiation, patient enrollment taking longer than anticipated, fewer than expected patients who meet enrollment eligibility criteria, patient withdrawal, or AEs. Our clinical trials may compete with other clinical trials that are in the same therapeutic areas as our product candidates and/or that seek to enroll the same specific patient populations as our clinical trials, which reduces the number and types of patients available to us. We may also compete with head-to-head clinical trials, in which patients may prefer to participate, which may further reduce the number of patients available to us.
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
Because we have limited financial resources, we focus our research and development efforts on certain selected product candidates, including SL-325. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting (including the submission of safety and other post-marketing information and reports), and other possible activities relating to our product candidates are subject to extensive regulation by the FDA and by comparable regulatory authorities outside the United States. Obtaining approval of a BLA can be a lengthy, expensive, and uncertain process, and as a company we have no experience with the preparation of a BLA submission or any other application for marketing approval. This lengthy approval process may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects. See “Business-Government Regulation-BLA Submission and Review”.
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
If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials, restrictions on the manufacturing process, warning or untitled letters, civil and criminal penalties, injunctions, product seizures, detentions or import bans, voluntary or mandatory publicity requirements and imposition of restrictions on operations, including costly new manufacturing requirements. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.
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
We believe that our product candidates, if approved as biologics under a BLA, should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
We may not be able to meet requirements for the chemistry, manufacturing and control of our programs.
In order to receive approval of our products by the FDA and comparable foreign regulatory authorities, we must show that we and our CDMO partners are able to characterize, control and manufacture our drug products safely and in accordance with regulatory requirements. This includes manufacturing the active ingredient, developing an acceptable formulation, manufacturing the drug product, performing tests to adequately characterize the formulated product, documenting a repeatable manufacturing process, and demonstrating that our drug products meet stability requirements. Meeting these chemistry, manufacturing and control requirements is a complex task that requires specialized expertise. If we are not able to meet the chemistry, manufacturing and control requirements, we may not be successful in getting our products, including SL-325, approved.
Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.
The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including disruptions caused by government shutdowns, changes in leadership and/or policy at the FDA and/or the department of health and human services, reduced staffing in the federal government, and public health crises. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. In August 2022 the IRA was enacted, which, among other provisions, included several measures intended to lower the cost of prescription drugs and enact related healthcare reforms. Since enactment of the IRA, the Centers for Medicare & Medicaid Services and other federal agencies have issued, and continue to issue, regulations and guidance to implement key provisions of the IRA, including provisions relating to Medicare drug price negotiation, inflation-based rebates, redesign of the Medicare Part D benefit and limits on patient out-of-pocket costs. Certain of these provisions are being implemented on a phased basis and are subject to ongoing rulemaking, interpretation and, in some cases, legal challenges. We cannot be sure whether additional legislation or rulemaking related to the IRA or other healthcare reforms will be issued or enacted, the manner in which the IRA will ultimately be implemented or interpreted, or what impact, if any, such developments may have on the pricing, reimbursement, commercial viability or profitability of any of our drug candidates, if approved for commercial use, in the future.

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
We have relied, and plan to continue to rely, upon third parties, including independent clinical investigators and third-party CROs, to help establish and conduct certain preclinical studies, nonclinical studies, and clinical trials and to monitor, record, and manage data for our ongoing preclinical and nonclinical programs and current and future clinical programs. We currently and in the future expect to rely on these parties for execution of certain preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing, and completion of these preclinical studies, nonclinical studies, and clinical trials and the management of data developed through these preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. If we or any of these third parties fail to comply with applicable good laboratory practice, or good clinical practice regulations, such data may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or nonclinical studies, or clinical trials before approving our marketing applications. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
We have in the past entered into, and may decide in the future to enter into, collaborations with pharmaceutical or biopharmaceutical companies for the development and potential commercialization of our product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue, or specific net income that justifies such transaction. We may not be able to control the amount and timing of resources that is required of us to complete our development obligations or that the collaboration partner devotes to the product development or marketing programs. We also may not be able to ensure that any future collaboration partners adequately protect and do not misuse our intellectual property. We and our future collaboration partners may disagree regarding the research plan or the development plan for product candidates on which we are collaborating and disputes could arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources. If our strategic collaborations do not result in the successful development and commercialization of product candidates or if one of our collaborators fails to act under the collaboration agreement or terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. In addition, if a collaboration is terminated, it may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, we were party to collaboration agreements with Takeda Pharmaceutical Company, Ltd.(“Takeda”)and Ono Pharmaceutical Company, Ltd. (“Ono”), which were terminated, and will not receive any future funding under those agreements. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate such products or business into our existing operations and company culture.
If we are unable to obtain sufficient raw and intermediate materials on a timely basis or if we experience other supply difficulties, our business may be materially and adversely affected.
We work closely with our suppliers to ensure the continuity of supply of raw and intermediate materials but cannot guarantee these efforts will always be successful. We have experienced, and may continue to experience in the future, raw and intermediate materials supply shortages, which has contributed to manufacturing delays and impacted the progress of our clinical trials. Further, while we work to diversify our sources of raw and intermediate materials, in certain instances we acquire raw and intermediate materials from a sole supplier, and there can be no assurance that we will be able to quickly establish additional or replacement sources for some materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our product candidates in a timely or cost-effective manner and could delay completion of our early-stage clinical trials, product testing, and potential regulatory approval of our product candidates.
Risks Related to Intellectual Property and Information Technology
Our success depends upon our ability to obtain and maintain patents and other intellectual property rights to protect our technology, including SL-325, methods used to manufacture our product candidates, formulations thereof, and the methods for treating patients using those product candidates.
The prosecution, enforcement, defense, and maintenance of intellectual property rights are often challenging, costly, and uncertain. Contributors to these challenges and uncertainty include the early stage of our products and our intellectual property portfolio development; the unpredictability of what patent claim scope will ultimately be issued to protect our products and how the law will change or develop as to scope, length, and enforcement of patent protection; the competitive and crowded inflammatory and autoimmune space; complicated and unforgiving procedural, documentary, and fee requirements of the U.S. PTO, and foreign patent offices; lack of perfect visibility into what our competitors are doing and the patent claim scope they are obtaining; lack of perfect ability to determine what prior art may exist; and the expense and time consuming nature of patent portfolio development across relevant jurisdictions. For at least these reasons, the issuance, scope, validity, enforceability, and commercial value of our current or future patent rights are highly uncertain. We cannot be sure that patent coverage will issue, or will be maintained, to protect our products in some or all relevant jurisdictions. We cannot be sure that we will not encounter freedom-to-operate challenges in the development and commercialization of our product candidates. We cannot be sure our trademarks and trade names are sufficient to build name recognition in our markets of interest. We cannot be sure our measures to protect our trade secrets will be sufficient. Failure to protect or enforce these rights adequately could harm our ability to develop and market our product candidates and could impair our business.
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
Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our methods or product candidates or elements thereof, our manufacture or uses relevant to our development plans, our product candidates or other attributes of our product candidates, or our compounds, including SL-325. In such cases, we may not be in a position to develop or commercialize product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, which can be expensive and time-consuming, or we may have to enter into a license agreement with the intellectual property right holder, which may not be available on commercially reasonable terms, if at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. The target of our product candidates has also been the subject of research by many companies that have filed patent applications or have patents related to such target and therapeutics methods related to that target.
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
The global economy, including credit and financial markets, has experienced heightened volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, slower or uneven economic growth, supply chain shortages, fluctuating interest and inflation rates, changes in trade policies, including tariffs or other trade restrictions or the threat of such action, and uncertainty about economic stability. Recent and ongoing inflationary pressures, elevated interest rates, tightening monetary policies and volatility in global capital markets have increased uncertainty and may persist or recur. For example, fluctuating interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending, investor risk tolerance and access to capital, and ongoing military conflicts throughout the world have contributed to volatility in global capital markets and may have further global economic consequences, including disruptions of the global supply chain and international trade. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
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
As a public company, we are subject to certain reporting requirements, listing requirements, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could materially and adversely affect our business and operating results. As of January 1, 2026, we no longer qualify as an “emerging growth company” and will consequently have increased reporting obligations beginning with this Annual Report on Form 10-K. Any additional change in our filer status could trigger a requirement to begin complying with Section 404(b) of the Sarbanes-Oxley Act of 2002, and our independent registered public accounting firm would have to evaluate and report on the effectiveness of internal control over financial reporting, increasing our costs. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
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
We may become exposed to costly and damaging liability claims, either when testing a product candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. While we currently have no products that have been approved for commercial sale, the future use of a product candidates in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims may be made by patients that use the product, healthcare providers, pharmaceutical companies, or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially and adversely affect the market for our product candidates or any prospects for commercialization of our product candidates. Although we currently maintain adequate product liability insurance for our product candidates, it is possible that any liabilities could exceed our insurance coverage or that in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.
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
As of December 31, 2025, we had U.S. federal and state net operating loss (“NOL”), carryforwards of $251.0 million, which may be available to offset future taxable income. As of December 31, 2025, we also had gross federal tax credits of $23.0 million, which may be used to offset future tax liabilities. Our capital loss and tax credit carryforwards as of December 31, 2024 began to expire in 2025. Use of our NOL carryforwards and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured.
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
Item 2. Properties
Our corporate headquarters are located in Austin, Texas where we currently occupy approximately 5,400 square feet of office space under a lease that expires on December 31, 2029. We use this facility for administrative purposes.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on The Nasdaq Global Select Market under the symbol “STTK”. At March 5, 2026, there were approximately 24 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have never paid dividends on our common stock and do not anticipate that we will do so in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” You should carefully read the “Cautionary Note About Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
Overview
We are a clinical-stage biotechnology company pioneering the development of potentially first-in-class monoclonal and bispecific Death Receptor 3 (“DR3”) blocking antibodies for the treatment of patients with inflammatory and immune-mediated diseases. Our expertise in protein engineering and the development of novel tumor necrosis factor (“TNF”) receptor therapeutics come together in our lead program, SL-325, a potentially first-in-class DR3 blocking antibody designed to achieve a more complete blockade of the clinically validated DR3/TL1A pathway than TL1A blocking antibodies.
SL-325 is a high-affinity DR3 blocking monoclonal antibody. DR3 is the sole known receptor for tumor necrosis factor like ligand 1A (“TL1A”). In our head-to-head preclinical studies, SL-325 blocked TL1A binding to DR3 better than sequence equivalents of leading TL1A blocking antibodies. We believe that the underlying biological differences in the expression of DR3 and TL1A, and the design characteristics of SL-325, may allow SL-325 to achieve best-in-class clinical remission rates in patients with IBD due to a more complete and durable blockade of the clinically validated DR3/TL1A pathway. Additionally, we expect that SL-325 has the potential to demonstrate a superior immunogenicity profile in comparison to TL1A blocking antibodies. By targeting DR3 instead of TL1A, we expect to avoid the formation of immune complexes, which we believe are the primary source of immunogenicity for all TL1A blocking antibodies, and lead to high rates of anti-drug antibody (“ADA”) formation toward TL1A targeting antibodies. ADA to TL1A targeting antibodies has been shown to reduce efficacy in IBD patients. We are currently conducting a single ascending dose (“SAD”) and multiple ascending dose (“MAD”) Phase 1 clinical trial evaluating SL-325 in healthy volunteers. We expect this Phase 1 clinical trial to be completed in the second quarter of 2026. We expect to initiate a randomized, placebo-controlled Phase 2 clinical trial evaluating SL-325 in patients with Crohn’s Disease (“CD”) in the third quarter of 2026.
TL1A is the sole known signaling ligand for DR3, and TL1A does not signal through any other receptors. Thus, we believe that the clinical safety profile of TL1A blocking antibodies generated to date in clinical trials conducted by other parties derisks the clinical safety profile for DR3 blockade. The lack of toxicity of SL-325 in our recently completed non-human primate (“NHP”) acute toxicology study also suggests a potentially favorable clinical safety profile. We engineered SL-325 to lack any Fc gamma receptor binding function, and SL-325 has not shown any evidence in our preclinical studies to date of antibody dependent cellular cytotoxicity or cellular phagocytosis, which further supports a potentially derisked safety profile. We have demonstrated that SL-325 binds an epitope on DR3 that does not trigger receptor-mediated endocytosis, and the binding of SL-325 to DR3 was shown to be highly durable in our preclinical assays and in our NHP studies. Because DR3 is expressed on circulating, peripheral blood lymphocytes, we are able to directly measure DR3 receptor occupancy (“RO”), and our nonclinical studies suggest that blockade is durable for at least two months as a result of the properties of SL-325 and the stable expression of DR3. In our preclinical studies, including our acute NHP toxicology study, the RO and pharmacokinetic (“PK”) profile of SL-325 suggest extended dosing intervals, which are being further characterized in our ongoing Phase 1 clinical trial.
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
A source of immunogenicity shared by all TL1A blocking antibodies is the formation of immune complexes between soluble TL1A in the blood and the anti-TL1A antibodies. Binding of soluble TL1A in the blood by anti-TL1A antibodies leads to a significant increase in the concentration of total TL1A in the blood. These immune complexes have contributed to ADA formation in more than 64% of subjects treated with afimkibart, tulisokibart, or duvakitug in third-party clinical trials. A third-party Phase 2 trial testing the efficacy of afimkibart in CD patients demonstrated that ADA caused accelerated clearance of afimkibart, which reduced efficacy in an ADA titer dependent manner. Because DR3 is a membrane-restricted receptor, and SL-325 was engineered to bind an epitope on DR3 that is not found on DcR3, immune complex formation is not expected with SL-325. Data generated from our GLP acute NHP toxicology study, along with in silico assessment of immunogenicity risk, consistently suggest that SL-325 may have single digit ADA rates in humans. Thus, we expect that SL-325 has the potential to demonstrate a best-in-mechanism immunogenicity profile, and we expect that this superior immunogenicity profile alone will lead to improved efficacy as a monotherapy, at both the induction and maintenance time points.
Additionally, there is a high degree of sequence identity between certain third-party anti-TL1A antibodies, including tulisokibart, afimkibart, and duvakitug, and potential third-party combination agents, including vedolizumab, risankizumab, mirikizumab, and guselkumab. This overlap in sequence identity introduces a risk that ADAs generated against TL1A antibodies may cross-bind to these potential combination agents and could cause accelerated clearance of both the anti-TL1A antibody and other antibodies included in a coformulation, and that this may impact the efficacy of each agent. Because of this, we believe that SL-325 may allow for improved efficacy in combination with other agents, compared to TL1A targeting antibodies.
We are planning initial clinical development of SL-325 in patients with CD. The clinical success of several TL1A blocking antibodies to date suggests that SL-325 may have monotherapy disease modifying activity early in clinical development. As described above, we believe that targeting DR3 may be more efficacious than targeting TL1A in patients with IBD. We expect to complete enrollment in the ongoing Phase 1 clinical trial for SL-325 in healthy volunteers in the second quarter of 2026, and initiate our Phase 2 clinical trial in patients with CD in the third quarter of 2026.
We also plan to evaluate SL-325 in other inflammatory and immune-mediated diseases where the DR3/TL1A axis is implicated.
In addition to SL-325 and SL-425 (a half-life extended version of SL-325), we are developing bispecific antibodies which co-target DR3 and other clinically validated targets in immune mediated and inflammatory diseases. Inhibition of the TL1A/DR3 axis may be mechanistically distinct from the IL-23/IL-23R, IL-17/IL-17R, TSLP/TSLP-R or α4β7/MADCAM-1 axes (as examples). Thus, dual inhibition of the TL1A/DR3 axis with coformulated or bispecific antibodies may provide additive clinical benefit in a variety of immune mediated and inflammatory diseases. As seen with TL1A directed antibodies, two third-party TL1A-directed bispecific antibodies, AMG966 and RO7837195, have also demonstrated nearly 100% ADA formation following a single dose in Phase 1 clinical trials. The mechanism of ADA formation was reported to be secondary to large immune complex formation for AMG966, which we believe is also true for RO7837195. The emerging clinical data from TL1A-directed bispecific antibodies is similar to the prior failure of TNFα-directed bispecific antibodies, which we believe is because both TNFα and TL1A are soluble trimeric proteins found in the blood, and cause immunogenicity secondary to large immune complex formation. We expect that our DR3-directed bispecific antibodies to be less immunogenic than TL1A-directed bispecifics. DR3 may thus provide a differentiated target in a bispecific antibody format, providing advantages over

TL1A-directed bispecific antibodies. Additionally, development of bispecific antibodies may enable more efficient clinical development than is expected for multi-antibody coformulations, and may avoid some of the challenges associated with potential immunogenicity in certain coformulations, as described above.
For the years ended December 31, 2025 and 2024, our net loss was $48.8 million and $75.4 million, respectively. We have not been profitable since inception, and as of December 31, 2025, we had an accumulated deficit of $430.5 million and $78.1 million in cash and cash equivalents and short-term investments. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
•continue Phase 1 clinical development of our lead product candidate, SL-325;
•initiate nonclinical studies and clinical trials for additional product candidates that we may identify in the future, including potential DR3 based bispecific antibodies targeting DR3 together with another biologically relevant target;
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
Related Party License Revenue
Revenue recognized in 2025 was a result of an exclusive license agreement (the "Kayak Agreement") with Kayak Therapeutics, Inc. (“Kayak”) for our oncology-focused TRIM7 program, which we entered into in August 2026. Pursuant to the Kayak Agreement, we received preferred stock of Kayak with a fair market value of $1.0 million as upfront consideration for entering into the agreement and recognized the consideration as license revenue.

Collaboration Revenue
Revenue recognized in 2024 was a result of collaboration agreements with Ono Pharmaceutical Co., Ltd ("Ono") and ImmunoGen, Inc. (“ImmunoGen”).
In February 2024, we entered into a collaboration and license agreement with Ono (the "Ono Agreement") pursuant to which we and Ono collaborated in the research and preclinical development of certain compounds selected by Ono from our pipeline of bifunctional fusion proteins directed toward a pair of prespecified targets for potential treatment of autoimmune and inflammatory diseases. We have completed all obligations under the agreement and have accordingly recognized $5.4 million in revenue pursuant to terms of the Ono Agreement including the $2.0 million paid for the option to enter into an exclusive license with us. On September 30, 2024, we and Ono mutually agreed to terminate the Ono Agreement and the related option pursuant to the terms of the agreement.
As of December 31, 2024, we completed our obligations under the collaboration agreement with ImmunoGen, and have recognized all revenue pursuant to the terms of that agreement.
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
The following table summarizes our research and development expenses by product candidate:

	Year ended December 31,
(in thousands)	2025	2024

SL-325 [1]	$10,777	$4,574
SL-172154	2,637	27,608
Other pipeline compounds	3,289	9,923
Internal costs, including personnel related benefits, facilities, and depreciation	18,570	25,106
Total research and development costs	$35,273	$67,211
1 Expenses for SL-325 that were incurred prior to its nomination as product candidate are included in “other pipeline compounds” in the table above.
Research and development activities are central to our business model. We are focused on the preclinical and clinical development of SL-325 and other DR3 targeted assets, and conducting additional research on other potential product candidates. Product candidates in earlier stages of development generally have lower development costs than those in later stages of development. In 2026, we anticipate initiating Phase 2 clinical trial(s) for SL-325. Accordingly, we expect an increase in research and development and expense year-over-year, as we incur incremental clinical trial expense and additional costs associated with commensurate increases in our workforce to support these efforts. In October 2024, we discontinued clinical development of SL-172154.
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
Other Income
Other income consists of interest earned on our cash, cash equivalents and short-term investments, which consists of amounts held in a money market fund and government obligations as well as investment fees and realized gain or losses on short-term investments (if any).
Income Taxes
Since our inception, we have not recorded any income tax benefits for the net operating losses ("NOLs") we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized. Our capital loss and tax credit carryforwards as of December 31, 2024 began to expire in 2025.. We have recorded a full valuation allowance against our deferred tax assets at each balance sheet date.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table sets forth our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
(in thousands)	2025	2024	Dollar	Percentage

Related party license revenue	$1,000	$—	$1,000	100.0%
Collaboration revenue	—	5,721	(5,721)	(100.0)%
Total revenue	1,000	5,721	(4,721)	(472.1)%
Operating expenses:
Research and development	35,273	67,211	(31,938)	(47.5)%
General and administrative	17,235	19,077	(1,842)	(9.7)%
Loss from operations	(51,508)	(80,567)	29,059	(36.1)%
Other income	2,699	5,157	(2,458)	(47.7)%
Net loss	$(48,809)	$(75,410)	$26,601	(35.3)%
Related Party License Revenue
Related party license revenue increased by $1.0 million, or 100.0%, for the year ended December 31, 2025 from $0.0 million for the year ended December 31, 2024. The increase in related party license revenue was a result of license revenue recognized pursuant to the Kayak Agreement of $1.0 million.
Collaboration Revenue
Collaboration revenue decreased by $5.7 million, or 100.0%,for the year ended December 31, 2025 from $5.7 million for the year ended December 31, 2024. The decrease in collaboration revenue was a result of completing all obligations and recognizing all revenues associated with the Ono and ImmunoGen collaboration agreements in 2024.
Research and Development Expense
Research and development expense decreased by $31.9 million, or 47.5%, to $35.3 million for the year ended December 31, 2025 from $67.2 million for the year ended December 31, 2024. The decrease in research and development expense was primarily due to a decrease of $31.5 million as a result of the discontinuation of the SL-172154 program and related workforce reductions and a decrease of $6.6 million in other pipeline compounds cost, partially offset by an increase of $6.2 million in SL-325 expenses primarily as a result of moving SL-325 into clinical development in 2025.
General and Administrative Expense
General and administrative expenses decreased by $1.8 million, or 9.7%, to $17.2 million for the year ended December 31, 2025 from $19.1 million for the year ended December 31, 2024. The decrease is primarily the result of a $1.2 million decrease in compensation and related benefit expenses as a result of workforce reductions in 2024 as well as a decrease of $0.6 million in legal fees.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our common stock, pre-funded warrants, common stock warrants, convertible preferred stock, and convertible notes, and through collaboration agreements. As of December 31, 2025, we had an accumulated deficit of $430.5 million and $78.1 million of cash and cash equivalents and short-term investments.
In August 2025, we issued and sold 15,225,158 shares of common stock, pre-funded warrants to purchase up to 37,410,188 shares of common stock, and accompanying common stock warrants to purchase up to 52,635,346 shares of common stock for gross proceeds of $45.7 million. In January 2026, 4,866,055 common stock warrants were exercised for gross proceeds of $5.3 million and we may receive an additional $51.7 million in gross proceeds if the remaining common stock warrants are exercised.
In January 2026, we entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Sales Agent”), pursuant to which we may offer and sell up to $75.0 million of shares of our common stock from time to time through our ATM Facility. The Sales Agent is generally entitled to compensation at a commission equal to up to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. We sold 5,000,000 shares of common stock at $4.28 per share for gross proceeds of $21.4 million in January 2026.
Capital Resources and Funding Requirements
Our primary uses of cash, cash equivalents and short-term investments are to fund our operations, which consist primarily of research and development expenditures related to our programs, product development costs, research expenses, administrative support, capital expenditures related to bringing in-house certain process development and manufacturing capabilities, and working capital requirements. We anticipate incurring additional net losses and negative cash flows from operations in the near future until such time, if ever, that we can generate significant sales of our product candidates currently in development. Our future funding requirements will depend on many factors, including:
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
We believe that our cash, cash equivalents and short-term investments as of December 31, 2025 and the potential future proceeds assuming the full exercise of all outstanding common stock warrants will be sufficient to fund projected operations into 2029.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(39,882)	$(60,515)
Net cash used in investing activities	(7,887)	(8,511)
Net cash provided by financing activities	44,574	787
Decrease in cash and cash equivalents	$(3,195)	$(68,239)

Net Cash Used in Operating Activities
During the year ended December 31, 2025, net cash used in operating activities was $39.9 million and primarily reflected our net loss of $48.8 million, partially offset by noncash charges of $9.7 million and a net change in our operating assets and liabilities of $0.8 million. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.
During the year ended December 31, 2024, net cash used in operating activities was $60.5 million and primarily reflected by our net loss of $75.4 million, partially offset by noncash charges of $11.9 million and a net change in our operating assets and liabilities of $3.0 million.
Net Cash Provided by Investing Activities
During the year ended December 31, 2025, net cash used in investing activities was $7.9 million due primarily to purchases of government securities, net of sales and maturities of investments.
During the year ended December 31, 2024, net cash used in investing activities was $8.5 million due primarily to purchases of government securities, net of sales and maturities of investments.
Net Cash Provided by Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities was $44.6 million due to the sale of common stock, pre-funded warrants and common stock warrants, the exercise of stock options and common stock warrants and purchases pursuant to our employee stock purchase plan.
During the year ended December 31, 2024, net cash provided by financing activities was $0.8 million due to the exercise of stock options and purchases pursuant to our employee stock purchase plan.
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
Revenue Recognition
We have and may continue to enter into license and collaboration agreements with other companies. Arrangements with other companies may include licenses to intellectual property, research and development services, manufacturing services for clinical and commercial supply, and participation on joint steering and patent committees. We evaluate the promised goods or services in the contract to determine which promises, or group of promises, represent performance obligations. In contemplation of whether a promised good or service meets the criteria required of a performance obligation, we consider the stage of development of the underlying intellectual property, the capabilities and expertise of the customer relative to the underlying intellectual property, and whether the promised goods or services are integral to or dependent on other promises in the contract. When accounting for an arrangement that contains multiple performance obligations, we develop judgmental assumptions, which may include market conditions, reimbursement rates for personnel costs, development timelines, and probabilities of regulatory success to determine the stand-alone selling price for each performance obligation identified in the contract.
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
We then allocate the transaction price to each performance obligation based on the relative standalone selling price and recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied. For performance obligations that consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
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
Stock-Based Compensation
We measure compensation expense for all share-based awards based on the estimated fair value of the share-based awards on the grant date. We use the Black-Scholes option pricing model to value our stock option awards. The fair values of restricted stock units are based on the fair value of the Company’s common stock on the date of the grant. We recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. We also grant stock options that vest upon achievement of certain market-based conditions. We use the Monte Carlo pricing model to estimate the fair value of options that have market-based conditions.
The Black-Scholes option-pricing model requires the use of subjective assumptions that include the expected stock price volatility and, for options granted prior to our IPO, the fair value of the underlying common stock on the date of grant. See Note 10 to our financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2 to our financial statements found elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our financial statements.
Emerging Growth Company and Smaller Reporting Company Status
The Company was previously an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended ("JOBS Act"). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.
As of December 31, 2025, the Company ceased to qualify as an emerging growth company. The Company continues to qualify as a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act and thus will continue to be permitted to make certain reduced disclosures in this Annual Report on Form 10-K and other periodic reports.
We will continue to be a smaller reporting company so long as (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. As long as we remain a smaller reporting company we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data
SHATTUCK LABS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Shattuck Labs, Inc.:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Shattuck Labs, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ KPMG LLP
We have served as the Company’s auditor since 2018.
Austin, Texas
March 5, 2026

SHATTUCK LABS, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$54,192	$57,387
Investments	23,873	15,600
Prepaid expenses and other current assets	4,410	6,228
Total current assets	82,475	79,215
Property and equipment, net	6,114	9,812
Investment in related party	1,000	—
Other assets	1,437	2,022
Total assets	$91,026	$91,049

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,101	$2,419
Accrued expenses and other current liabilities	4,951	6,498
Total current liabilities	7,052	8,917
Non-current operating lease liabilities	1,584	2,506
Total liabilities	8,636	11,423
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized, 63,279,843 shares issued and outstanding at December 31, 2025 and 47,714,708 shares issued and outstanding at December 31, 2024	7	5
Additional paid-in capital	512,906	461,339
Accumulated other comprehensive income	6	2
Accumulated deficit	(430,529)	(381,720)
Total stockholders’ equity	82,390	79,626
Total liabilities and stockholders’ equity	$91,026	$91,049
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Related party license revenue	$1,000	$—
Collaboration revenue	—	5,721
Total revenue	1,000	5,721
Operating expenses:
Research and development	35,273	67,211
General and administrative	17,235	19,077
Expense from operations	52,508	86,288
Loss from operations	(51,508)	(80,567)
Other income (expense):
Interest income	2,703	5,174
Other expense	(4)	(17)
Total other income	2,699	5,157
Net loss	$(48,809)	$(75,410)
Unrealized gain (loss) on investments	4	(2)
Comprehensive loss	$(48,805)	$(75,412)
Net loss per share – basic and diluted	$(0.70)	$(1.49)
Weighted-average shares outstanding – basic and diluted	69,584,937	50,758,290
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	47,260,108	$5	$451,006	$4	$(306,310)	$144,705
Exercise of stock options and purchases pursuant to employee stock purchase plan	336,005	—	1,255	—	—	1,255
Issuance of common stock upon settlement of restricted stock units	164,153	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	(45,558)	—	(451)	—	—	(451)
Stock-based compensation expense	—	—	9,546	—	—	9,546
Proceeds from sale of common stock	—	—	(17)	—	—	(17)
Unrealized loss on investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(75,410)	(75,410)
Balance at December 31, 2024	47,714,708	$5	$461,339	$2	$(381,720)	$79,626
Exercise of stock options and purchases pursuant to employee stock purchase plan	30,275	—	25	—	—	25
Issuance of common stock upon settlement of restricted stock units	236,051	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	(54,403)	—	(65)	—	—	(65)
Stock-based compensation expense	—	—	6,995	—	—	6,995
Proceeds from sale of common stock, pre-funded warrants and common stock warrants, net of offering costs	15,225,158	2	44,473	—	—	44,475
Exercise of common stock warrants	128,054	—	139	—	—	139
Unrealized gain on investments	—	—	—	4	—	4
Net loss	—	—	—	—	(48,809)	(48,809)
Balance at December 31, 2025	63,279,843	$7	$512,906	$6	$(430,529)	$82,390
See accompanying notes to financial statements

SHATTUCK LABS, INC.
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(48,809)	$(75,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,995	9,546
Depreciation	3,688	3,829
Non-cash operating lease expense	506	428
Impairment loss of fixed assets	81	222
Non-cash license revenue	(1,000)	—
Net amortization of investments	(453)	(2,151)
Gain on lease modification	(105)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,818	6,367
Other assets	79	90
Accounts payable	(318)	832
Accrued expenses and other current liabilities	(1,442)	(3,368)
Non-current operating lease liabilities	(922)	(900)
Net cash used in operating activities	(39,882)	(60,515)
Cash flows from investing activities:
Sales and maturities of investments	35,600	85,100
Purchases of investments	(43,416)	(93,552)
Purchase of property and equipment	(71)	(59)
Net cash used in investing activities	(7,887)	(8,511)
Cash flows from financing activities:
Proceeds from sale of common stock, pre-funded warrants and common stock warrants, net of offering costs	44,475	(17)
Proceeds from the exercise of common stock warrants	139	—
Proceeds from the exercises of stock options and purchases pursuant to employee stock purchase plan	25	1,255
Taxes paid related to net share settlement of equity awards	(65)	(451)
Net cash provided by financing activities	44,574	787
Decrease in cash and cash equivalents	(3,195)	(68,239)
Cash and cash equivalents, beginning of period	57,387	125,626
Cash and cash equivalents, end of period	$54,192	$57,387
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
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $430.5 million as of December 31, 2025. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements, and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and short-term investments of $78.1 million as of December 31, 2025 are sufficient to fund projected operations of the Company for at least the next twelve months following the date these financial statements are issued.
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
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
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
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and short-term investments. The Company maintains its cash and cash equivalents at an accredited financial institution in amounts that exceed federally-insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s short term investments consists of U.S. Treasury securities that management believes protects the Company from risk of default and impairment of value.
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
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $1.9 million held in operating accounts and $52.3 million held in money market funds as of December 31, 2025 and $2.2 million held in operating accounts, and $55.2 million held in money market funds as of December 31, 2024.
Investments
The Company's short-term investments consist of highly-rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations and comprehensive loss. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter.
The Company has a long-term investment in preferred stock of a privately held company. The investment is accounted for under ASC 321, Investments in Equity Securities and is classified as a long-term asset in the accompanying balance sheet as it is not expected to be liquidated within one year. For investments that do not have a readily determinable fair value, the Company applies the measurement alternative, whereby the investment is carried at cost, adjusted for observable price changes in orderly transactions for identical or similar securities of the same issuer and impairment losses, if any.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. In the years ended December 31, 2025 and 2024, the Company recorded $0.1 million and $0.2 million, respectively, of impairment losses related to lab equipment that was determined to no longer be needed, which is included in the Company's research and development costs.
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
In September 2025, the Company entered into an amendment to its existing office lease agreement to reduce the leased office space. The modification did not result in any other significant changes to the terms of the lease agreement, including lease payments or the lease term associated with the remaining space. In accordance with ASC 842, Leases, the Company accounted for the reduction in leased space as a partial termination of the existing lease. As a result, the Company reduced the carrying amounts of both the related ROU asset and lease liability to reflect the decrease in the lease scope, based on the proportionate reduction in the leased area.
The partial termination resulted in the recognition of a gain of approximately $0.1 million, which represents the difference between the reduction in the lease liability and the proportionate reduction in the carrying amount of the ROU asset. The gain was recognized in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2025. Following the modification, the remaining ROU asset and lease liability continue to be amortized over the remaining lease term, and the Company continues to account for the lease in accordance with ASC 842, Leases.
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

Net Loss Per Share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Basic shares outstanding includes the weighted average effect of the Company’s outstanding 40,511,011 pre-funded warrants as of December 31, 2025, the exercise of which requires nominal consideration for the delivery of an equal number of shares of common stock. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock or convertible notes, if any, stock options and unvested shares of restricted stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as of December 31, 2025 and 2024, as they would be anti-dilutive:

	As of December 31,
	2025	2024
Common stock warrants	52,507,292	—
Stock options	8,648,715	6,573,172
Unvested restricted stock units	481,177	817,350
	61,637,184	7,390,522
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of unrealized gains and losses on short-term investments.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. The Company has retrospectively adopted this ASU in the financial statements for the year ending December 31, 2025. For additional information, see Note 11 Income Taxes.
Recently Issued Accounting Pronouncements
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

3. Investments
The following table represents the Company’s investments by major security type (amounts in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$23,867	$6	$23,873
Cash Equivalents:
Money market funds	52,270	—	52,270
Total	$76,137	$6	$76,143

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$15,598	$2	$15,600
Cash Equivalents:
Money market funds	55,233	—	55,233
Total	$70,831	$2	$70,833
The Company's money market funds are calculated using level 1 inputs, the Company's U.S. government securities are valued using level 2 inputs. U.S. government securities outstanding as of December 31, 2025 matured in January 2026. There were no impairments of U.S. government securities or money market funds for the years ended December 31, 2025 and 2024.
The Company has a related party investment in a private company’s preferred stock that was recorded at fair value using Level 3 inputs under the measurement alternative. As of December 31, 2025, the Company did not identify any impairment indicators and there have been no observable price changes as of December 31, 2025. The Company had no other investments held at December 31, 2024 other than those included in the table above.
4. Property and Equipment
Property and equipment consisted of the following (amounts in thousands):

	December 31,
	2025	2024
Lab equipment	$15,267	$15,288
Leasehold improvements	6,877	7,097
Furniture and fixtures	452	452
Office equipment	192	192
Property and equipment, gross	22,788	23,029
Less: Accumulated depreciation and amortization	(16,674)	(13,217)
Property and equipment, net	$6,114	$9,812
Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $3.7 million and $3.8 million, respectively.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (amounts in thousands):

	December 31,
	2025	2024
Compensation and related benefits	$2,767	$2,288
Research and development	1,111	2,900
Operating lease liabilities	837	900
Other	236	410
Total accrued expenses and other current liabilities	$4,951	$6,498
6. Leases
Operating Leases
The Company leases certain office space, laboratory facilities, and equipment in North Carolina and Texas. These leases require monthly lease payments that are subject to annual increases throughout the lease term.
The following table summarizes the Company’s recognition of its operating leases (in thousands):

	December 31,
Balance Sheet Classification	2025	2024
Other assets	$1,337	$1,843
Accrued expenses and other current liabilities	$837	$900
Non-current operating lease liabilities	1,584	2,506
Total liabilities	$2,421	$3,406
The following table summarizes the weighted-average remaining lease term and discount rates for the Company’s operating leases:

	December 31,
	2025	2024
Lease term (years)	2.5	3.5
Discount rate	8.6%	8.6%
The Company incurred rent expense for its operating leases of $0.8 million for the years ended December 31, 2025 and 2024 which is included within operating expenses in the statements of operations and comprehensive loss. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2025 and 2024 was $1.1 million and was included in net cash used in operating activities in the statement of cash flows.
In February 2026, the Company renewed its lease for its Austin, Texas office location. The renewal results in future fixed cash payments of $0.2 million in 2027, $0.2 million in 2028, and $0.3 million in 2029.
The maturities of the Company’s operating lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	$1,006
2027	848
2028	874
2029	—
2030	—
Thereafter	—
Total lease payments	2,728
Less imputed interest	(307)
Lease liability	$2,421

7. Commitments and Contingencies
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of December 31, 2025, the Company was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.
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
8. License and Collaboration Revenue
The Company’s revenue consisted of the following components for the years ended December 31, 2025 and 2024 (amounts in thousands):

	2025	2024
Related party license revenue	$1,000	$—
Collaboration revenue:
Ono Pharmaceutical Co., Ltd	—	5,378
ImmunoGen	—	343
License and collaboration revenue	$1,000	$5,721
Related Party License Revenue
In August 2025, the Company granted Kayak an exclusive license (the "Kayak Agreement") to its oncology-focused TRIM7 program. Pursuant to the Kayak Agreement, as the upfront consideration, the Company received preferred stock in Kayak with a fair market value of $1.0 million and recognized that consideration as license revenue. The Company also subleases certain lab space, office space, and lab equipment to Kayak for one year for total consideration of $0.3 million. Payments received pursuant to the sublease for the year ended December 31, 2025 were $0.1 million and recorded as a reduction to research and development expenses. In November 2025, an officer of the Company was elected to the board of directors of Kayak and as a result, Kayak became a related party.
Pursuant to the Kayak Agreement, the Company is also eligible to receive future payments contingent upon the achievement of specified development, regulatory, and commercial milestones of up to $86.0 million, and tiered royalties on net sales of any commercialized products subject to the Kayak Agreement in the low single digits. Such future payments are considered variable consideration and will be recognized as revenue only when the underlying contingencies are resolved and it is probable that a significant reversal of revenue will not occur.
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
The Company identified a single performance obligation consisting of the preclinical research activities to develop certain bifunctional fusion proteins. The Company recognized $3.4 million in revenue for the preclinical research activities as the services were performed using an inputs method.
ImmunoGen
In 2022, the Company entered into a collaboration agreement with ImmunoGen (the “ImmunoGen Agreement”) pursuant to which ImmunoGen agreed to reimburse the Company for $2.0 million of the costs the Company incurred in the Phase 1B combination cohort evaluating SL-172154 in combination with mirvetuximab soravtansine in patients with platinum-resistant ovarian cancer. The Company dosed its first patient with mirvetuximab soravtansine in 2023 and completed all of its obligations under the ImmunoGen Agreement in the second quarter of 2024. The agreement has since been terminated.
9. Equity
The Company is authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will receive ratably any dividends declared by the Company’s board of directors (the “Board”) out of funds legally available. In the event of the Company’s liquidation, dissolution or winding-up, the holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of or provision for any liabilities. As of the periods presented, no common stock dividends had been declared by the Board. As of December 31, 2025, none of the 10,000,000 shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
In December 2023, the Company sold 4,651,163 shares of common stock through an underwritten public offering, and concurrently completed a private placement of 3,100,823 pre-funded warrants. The purchase price per share of common stock was $6.4500, and the purchase price per pre-funded warrant was $6.4499 which was the purchase price per share of common stock, minus the $0.0001 per share exercise price of the pre-funded warrant. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitation of 9.99% on a post-exercise basis. As of December 31, 2025, all 3,100,823 pre-funded warrants remain outstanding.
In August 2025, the Company issued and sold 15,225,158 shares of common stock, pre-funded warrants to purchase up to 37,410,188 shares of common stock, and accompanying common stock warrants to purchase up to 52,635,346 shares of common stock in a private placement offering with certain institutional accredited investors. The purchase price of each share of common stock and accompanying common stock warrant was $0.8677, and the purchase price of each pre-funded warrant and accompanying common stock warrant was $0.8676, which was the purchase price per share of common stock and accompanying common stock warrant, minus the $0.0001 per share exercise price of the pre-funded warrants. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitations of up to 9.99% on a post-exercise basis. As of December 31, 2025, all 37,410,188 pre-funded warrants remain outstanding.
In January 2026, 3,100,000 pre-funded warrants were exercised.

Each common stock warrant has an exercise price of $1.0846 and is exercisable at any time after the date of issuance for one share of common stock or pre-funded warrant in lieu thereof. The common stock warrants will expire on the 30th day following the date on which the data from the single ascending dose and multiple ascending dose portions of the Company’s Phase 1 clinical trial of SL-325, including receptor occupancy and safety data, and the design of the planned Phase 2 clinical trial(s) have been announced publicly. As of December 31, 2025, 52,507,292 common stock warrants remain outstanding.
In January 2026, 4,866,055 common stock warrants were exercised in exchange for 4,866,055 pre-funded warrants with an exercise price of $0.0001 for gross proceeds of $5.3 million.
Two beneficial owners of 10% or more of our common stock participated in the private placement offering with the same terms as all other participants in the offering. Together, the beneficial owners purchased 8,963,785 pre-funded warrants in lieu of common stock and received accompanying common stock warrants to purchase an additional 8,963,785 shares of common stock.
In January 2026, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners, LLC (the “Sales Agent”), pursuant to which it may offer and sell up to $75.0 million of shares of its common stock from time to time through an at the market offering facility (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to up to 3% of the aggregate gross sales price per share sold under the Sales Agreement. In January 2026, the Company sold 5,000,000 shares of common stock for $4.28 per share for gross proceeds of $21.4 million through the ATM Facility.
10. Stock-Based Compensation and Employee Benefit Plans
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year. The Board may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. As of December 31, 2025, there were 3,741,270 shares of common stock available for future grants. On January 1, 2026, the share reserve automatically increased by 2,531,194 shares. The 2020 Plan permits the granting of options, stock appreciation rights, RSUs, performance stock, and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. Periodically, the Company also grants awards that vest based on the Company’s stock achieving certain closing share prices for a specified number of consecutive trading days.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) became effective in October 2020. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 600 shares during any one purchase period prior to December 31, 2024, and 2,000 shares for purchase periods beginning in 2025. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The Board elected not to increase the share reserve for the ESPP on January 1, 2026. As of December 31, 2025, there were 1,629,954 shares available for future purchases. During the years ended December 31, 2025 and 2024, the Company issued 30,275 and 17,246 shares, respectively, of common stock for aggregate cash proceeds of less than $0.1 million each year.
2025 Inducement Grants
In December 2025, the Company issued an inducement grant pursuant to the “inducement exception” provided under Nasdaq Listing Rule 5635(c)(4) (“inducement grants”) to a person not previously employed by the Company. The Company may issue additional inducement grants to non-employees or following a bona fide period of non-employment, as an inducement to such persons entering into employment with the Company. Inducement grants must be approved by the Company’s compensation committee, and consultants and directors are not eligible to receive inducement grants. Stock options issued as inducement grants generally vest over four years and have a term of 10 years.

The Company recorded stock-based compensation expense in the following expense categories of its accompanying statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$2,951	$4,894
General and administrative	4,044	4,652
Total stock-based compensation	$6,995	$9,546
The following table summarizes option activity for the year ended December 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2024	6,573,172	$7.19	6.90
Granted	2,999,050	1.28
Exercised	—	—
Forfeited	(923,507)	6.23
Balance at December 31, 2025	8,648,715	$5.25	7.06
Vested and expected to vest	3,812,538	$2.77	8.87
Exercisable at the end of the period	4,333,697	$7.53	5.37
Options granted during the years ended December 31, 2025 and 2024 had weighted-average grant-date fair values of $1.06 and $5.73 per share, respectively. As of December 31, 2025, the unrecognized compensation cost for options issued was $8.0 million and will be recognized over an estimated weighted-average amortization period of 1.17 years. There were no exercises for the year ended December 31, 2025, and the total intrinsic value of options exercised during the year ended December 31, 2024 was $1.7 million. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2025 was $1.4 million. The aggregate intrinsic value of options outstanding as of December 31, 2025 was $9.2 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the year ended December 31, 2025:

	Awards	Weighted Average Grant Date Fair Value
Unvested RSUs at December 31, 2024	817,350	$8.02
Granted	—	—
Vested	(236,051)	7.62
Forfeited	(100,122)	8.36
Balance at December 31, 2025	481,177	8.15
The Company recognized $1.5 million and $2.2 million of stock-based compensation cost related to RSUs as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the unrecognized compensation cost for RSUs issued was $2.4 million and will be recognized over an estimated weighted-average amortization period of 1.01 years. The fair value of RSUs is based on the fair value of the Company's common stock on the date of the grant.
Fair Value of Stock Options and Shares Issued
The Company accounts for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options and restricted stock awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options that only have service or performance conditions. The inputs to the pricing model require a number of management estimates such as the expected term, volatility, risk-free interest rate and dividend yield. The fair value of stock options was determined using the methods and assumptions discussed below.

•The expected term of employee stock options with service-based vesting is determined using the “simplified” method, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company’s lack of sufficient historical data.
•The expected stock price volatility assumption is based on the historical volatilities of the common stock of a peer group of publicly traded companies as well as the historical volatility of the Company's common stock since the Company began trading subsequent to the Company’s initial public offering (“IPO”) in October 2020 over the period corresponding to the expected life as of the grant date. The historical volatility data was computed using the daily closing prices during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company's stock price becomes available, or until circumstances change, such that the identified entities are no longer comparable companies. In the latter case, other suitable, similar entities whose share prices are publicly available would be utilized in the calculation.
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
The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
2020 Plan
Expected term - years	5.96	6.02
Expected volatility	102.9%	97.4%
Risk-free interest rate	4.3%	4.2%
Expected dividends	$—	$—
The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
2020 ESPP
Expected term - years	0.5	0.5
Expected volatility	105.2%	115.1%
Risk-free interest rate	4.2%	5.1%
Expected dividends	$—	$—
Employee Benefit Plans
The Company sponsors a 401(k) retirement plan in which substantially all of its full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. The Company made matching contributions of $0.4 million and $0.6 million to the plan for the years ended December 31, 2025 and 2024, respectively.

11. Income Taxes
The Company recorded no federal provision for income taxes as of December 31, 2025 and 2024 due to reported net losses since inception. A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2025 and 2024 (amounts in thousands):

	Year Ended December 31,
	2025		2024
	Amount	Rate	Amount	Rate
Income tax benefit computed at federal statutory tax rate	$(10,250)	21.0%	$(15,809)	21.0%
Change in valuation allowance	11,064	(22.7)%	19,231	(25.5)%
Tax credits
R&D credit	(1,124)	2.3%	(2,819)	3.7%
Prior year R&D credit adjustment	71	(0.1)%	(1,216)	1.6%
Nontaxable/nondeductible	259	(0.5)%	360	(0.5)%
Change in unrecognized tax benefits	(14)	—%	243	(0.3)%
Other	(6)	—%	10	—%
Income tax benefit	$—	—%	$—	—%
Cash tax payments are considered immaterial to the financial statements for both federal and state purposes.
Significant components of the Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	December 31,
	2025	2024
Deferred tax asset:
Net operating loss carryforwards	$52,705	$41,131
Accrued expenses and other	856	1,142
Stock compensation	4,943	3,727
Credit carryforwards	18,473	17,406
Capital loss carryforwards	556	576
Capitalized R&D expense	29,415	32,121
Lease liabilities	508	715
Gross deferred tax asset	107,456	96,818
Less valuation allowance	(106,686)	(95,622)
Net deferred tax asset	770	1,196
Deferred tax liability:
Depreciation and amortization	(195)	(533)
Prepaid expenses	(294)	(276)
Lease assets	(281)	(387)
Total deferred tax liability	(770)	(1,196)
Total net deferred tax asset	$—	$—
The Company has established a valuation allowance equal to the net deferred tax asset due to uncertainties regarding the realization of the deferred tax asset based on the Company’s lack of earnings history. The valuation allowance increased by $11.1 million and $19.2 million during the years ended December 31, 2025 and 2024, respectively, primarily due to continuing loss from operations, general business credit carryforwards, section 174 research and development capitalization and accrued expenses.
As of December 31, 2025 and 2024, the Company had gross U.S. net operating loss (“NOL”) carryforwards of $251.0 million and $195.8 million, respectively. Additionally, as of December 31, 2025 and 2024, the Company had gross U.S. tax credit carryforwards of $23.0 million and $21.6 million, respectively. As of December 31, 2025 and 2024, the Company had gross state NOL carryforwards of $0.1 million and $0.0 million, respectively. As of December 31, 2025 and 2024, the Company capital loss carryforwards of $2.6 million and $2.7 million, respectively. The capital loss and tax credit carryforwards as of December 31, 2024 began to expire in 2025. The NOL, capital loss, and credit carryforwards are subject to Internal Revenue Service adjustments until the statute closes on the year the NOL or credit carryforwards are utilized.

Section 382 of the Internal Revenue Code limits the utilization of U.S. NOLs following a change of control. On August 26, 2025, the Company sold shares of the Company’s common stock and pre-funded warrants (“PFW”) in a private placement investment in public entity (“PIPE”) transaction. As a result, the Company completed a Section 382 study to determine if a ownership change resulted due to these transactions. The 382 study performed determined that an ownership change occurred on August 26, 2025 resulting in a limitation on the Company’s deferred tax assets. Since the Company is in a full valuation allowance position and is expected to continue to be in a valuation allowance position, this determination did not have an immediate effect on the Company’s financial statements as all tax attributes are fully valued.
A reconciliation of the Company’s liability for unrecognized tax benefits is as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024
Balance, beginning of the year	$4,206	$3,258
Increase for tax positions related to the current year	281	705
(Decrease) increase for tax positions related to prior years	(14)	243
Balance, end of year	$4,473	$4,206
All of the Company’s gross unrecognized tax benefits, if recognized, would affect its effective tax rate. The Company does not expect unrecognized tax benefits to decrease within the next twelve months due to the lapse of statute limitations. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2025, the Company has not accrued any interest or penalties related to unrecognized tax benefits.
The Company files income tax returns in the U.S. and state jurisdictions. The Company is subject to examination by taxing authorities in its significant jurisdictions for the 2021, 2022 and 2023 tax years. There are currently no federal or state income tax audits in progress.
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
The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	Year Ended December 31,
	2025	2024
License and collaboration revenue	$1,000	$5,721
Operating expenses:
Research and development:
SL-325[1]	10,777	4,574
SL-172154	2,637	27,608
Other research and development[2]	9,776	16,010
Research and development non-equity compensation	9,132	14,125
Research and development equity compensation	2,951	4,894
Total research and development	35,273	67,211
General and administrative expenses:
General and administrative non-equity compensation	5,302	5,858
General and administrative equity compensation	4,044	4,653
Other general and administrative including legal and accounting fees, facilities, insurance, travel and depreciation	7,889	8,566
Total general and administrative	17,235	19,077
Expense from operations	52,508	86,288
Loss from operations	(51,508)	(80,567)
Other Income (expense):
Interest income	2,703	5,174
Other expense	(4)	(17)
Total other income	2,699	5,157
Net loss	$(48,809)	$(75,410)
1 Expenses for SL-325 that were incurred prior to it being nominated a product candidate are included in “other research and development”.
2 Other research and development expense includes technical operations expense of $2.8 million and $4.2 million, other research and development expense (primarily includes research activities for other pipeline compounds and facility expenses) of $3.4 million and $8.2 million and depreciation expense of $3.5 million and $3.6 million for the years ended December 31, 2025 and 2024, respectively.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of Registered Public Accounting Firm
As a smaller reporting company and non-accelerated filer, as defined in the Exchange Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9B. Other Information
Trading Plans
During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Except as provided below, the information required by this item is incorporated herein by reference to our Proxy Statement relating to our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K, including under the headings “Information Regarding Director Nominees and Continuing Directors,” “Corporate Governance,” “Insider Trading Policy,” “Executive Officers,” and, as applicable, “Delinquent Section 16(a) Reports.”
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

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement, including under the headings “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlock.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement, including under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement, including under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement, including under the heading “Ratification of Independent Auditor Selection.”

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

4.2	Description of Securities (incorporated by reference from Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No.: 001-39593).

4.3	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 22, 2023 (Commission File No. 001-39593)).

4.4	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 5, 2025 (Commission File No. 001-39593)).

4.5	Form of Common Warrant (incorporated by reference from Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 5, 2025 (Commission File No. 001-39593)).

10.1+*	Form of Indemnification Agreement for directors and executive officers.

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

10.4+
Amendment No. 2 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Taylor Schreiber (incorporated by reference from Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593).

10.5+
Employment Agreement, dated December 5, 2019, by and between Shattuck Labs, Inc. and Arundathy Nirmalini Pandite (incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.6+
Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Arundathy Nirmalini Pandite (incorporated by reference from Exhibit 10.8 of the Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593).

10.07+
Employment Agreement, dated December 5, 2019, by and between Shattuck Labs, Inc. and Andrew R. Neill (incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.08+
Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Andrew R. Neill (incorporated by reference from Exhibit 10.12 of The Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593).

10.09+
Employment Agreement, dated December 9, 2019, by and between Shattuck Labs, Inc. and Casi DeYoung (incorporated by reference from Exhibit 10.13 of the Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593).

10.10+
Amendment No. 1 to Employment Agreement, dated March 12, 2021, by and between Shattuck Labs, Inc. and Casi DeYoung (incorporated by reference from Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593).

10.11+
Employment Agreement, dated June 1, 2021, by and between Shattuck Labs, Inc. and Abhinav Shukla (incorporated by reference from Exhibit 10.11 of the Company’s Annual Report on Form 10-K filed on February 29, 2024 (Commission File No. 001-39593)).

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

10.14+
Form of Stock Option Grant Notice and Stock Option Agreement for Executives under the 2020 Employment Incentive Plan (incorporated by reference from Exhibit 10.14 of the Company’s Annual Report on Form 10-K filed on February 29, 2024 (Commission File No. 001-39593)).

10.15+
Form of Stock Option Grant Notice and Stock Option Agreement for Board of Directors under the 2020 Employment Incentive Plan (incorporated by reference from Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed on February 29, 2024 (Commission File No. 001-39593)).

10.16+
Form of Restricted Stock Unit Grant Notice and Stock Option Agreement under the 2020 Employment Incentive Plan (incorporated by reference from Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on February 29, 2024 (Commission File No. 001-39593)).

10.17+*	Non-Employee Director Compensation Policy, as amended on February 10, 2026.

10.18
Lease Agreement, dated April 17, 2018, between Shattuck Labs, Inc. and Parmer RTP, LLC, as amended (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on September 18, 2020 (Commission File No. 333-248918)).

10.19†
Lease Agreement, dated January 8, 2021, between Shattuck Labs, Inc. and International Bank of Commerce, Laredo, Texas. incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 16, 2021 (Commission File No. 001-39593)).

10.20
Sales Agreement, dated January 22, 2026, between Shattuck Labs, Inc. and Leerink Partners LLC (incorporated by reference from Exhibit 1.1 of Shattuck’s Current Report on Form 8-K filed on January 22, 2026 (Commission File No. 001-39593)).

10.21
Registration Rights Agreement, dated December 21, 2023, by and between Shattuck Labs, Inc. and the several purchasers signatory thereto (incorporated by reference from Exhibit 10.2 of Shattuck’s Current Report on Form 8-K filed on December 22, 2023 (Commission File No. 001-39593)).

10.22	Master Services Agreement, dated November 18, 2024, by and between Shattuck Labs, Inc and Kemwell Biopharma Private, Ltd.

19.1*	Insider Trading Policy as amended on November 5, 2025.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934.

97.1*	Incentive Compensation Clawback Policy (incorporated by reference from Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed on February 29, 2024 (Commission File No. 001-39593)).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of March 2026.

Shattuck Labs, Inc.

Date: March 5, 2026	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber
Chief Executive Officer
(principal executive officer)

Date: March 5, 2026	By:	/s/ Andrew R. Neill
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

Signature	Title	Date

/s/ Dr. Taylor Schreiber	Chief Executive Officer and Director	March 5, 2026
Dr. Taylor Schreiber	(principal executive officer)

/s/ Andrew R. Neill	Chief Financial Officer	March 5, 2026
Andrew R. Neill	(principal financial and accounting officer)

/s/ Dr. George Golumbeski	Chairman of the Board	March 5, 2026
Dr. George Golumbeski

/s/ Helen M. Boudreau	Director	March 5, 2026
Helen M. Boudreau

/s/ Dr. Neil Gibson	Director	March 5, 2026
Dr. Neil Gibson

/s/ Mona Ashiya	Director	March 5, 2026
Mona Ashiya

/s/ Dan Baker	Director	March 5, 2026
Dan Baker

/s/ Dr. Clay Siegall	Director	March 5, 2026
Dr. Clay Siegall