Form 10-Q
period 2026-03-31
Shattuck Labs, Inc.
filed 2026-05-07
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026 the registrant had 76,680,517 shares of common stock, $0.0001 par value per share, outstanding.

SHATTUCK LABS, INC.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to products and markets, and business trends and other information referred to under the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “develop,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts, and reflect our current views with respect to future events, outcomes or results. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.
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
There may be other risks, uncertainties, and other factors that may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q, including factors disclosed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks, uncertainties and other factors.
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SHATTUCK LABS, INC.
CONDENSED BALANCE SHEETS
(unaudited)
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$90,419	$54,192
Investments	—	23,873
Prepaid expenses and other current assets	3,334	4,410
Total current assets	93,753	82,475
Property and equipment, net	5,353	6,114
Investment in related party	1,000	1,000
Other assets	2,015	1,437
Total assets	$102,121	$91,026

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,253	$2,101
Accrued expenses and other current liabilities	2,996	4,951
Total current liabilities	4,249	7,052
Non-current operating lease liabilities	2,037	1,584
Total liabilities	6,286	8,636
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 75,581,787 shares issued and outstanding at March 31, 2026 and 63,279,843 shares issued and outstanding at December 31, 2025	7	7
Additional paid-in capital	541,124	512,906
Accumulated other comprehensive income	—	6
Accumulated deficit	(445,296)	(430,529)
Total stockholders’ equity	95,835	82,390
Total liabilities and stockholders’ equity	$102,121	$91,026
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$—
Operating expenses:
Research and development	10,946	9,919
General and administrative	4,599	4,470
Expense from operations	15,545	14,389
Loss from operations	(15,545)	(14,389)
Other income (expense):
Interest income	779	689
Other expense	(1)	(2)
Total other income	778	687
Net loss	$(14,767)	$(13,702)
Unrealized loss on investments	(6)	(2)
Comprehensive loss	$(14,773)	$(13,704)
Net loss per share – basic and diluted	$(0.13)	$(0.27)
Weighted-average shares outstanding – basic and diluted	112,234,551	50,965,815
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	63,279,843	$7	$512,906	$6	$(430,529)	$82,390
Proceeds from sale of common stock, net of offering costs	5,000,000	—	20,562	—	—	20,562
Exercise of pre-funded warrants	6,928,891	—	—	—	—	—
Exercise of common stock warrants into common stock and pre-funded warrants	153,664	—	5,444	—	—	5,444
Exercise of stock options and purchases pursuant to employee stock purchase plan	68,916	—	59	—	—	59
Issuance of common stock upon settlement of restricted stock units	206,513	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	(56,040)	—	(262)	—	—	(262)
Unrealized gain on investments	—	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	2,415	—	—	2,415
Net loss	—	—	—	—	(14,767)	(14,767)
Balance at March 31, 2026	75,581,787	$7	$541,124	$—	$(445,296)	$95,835

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	47,714,708	$5	$461,339	$2	$(381,720)	$79,626
Exercise of stock options and purchases pursuant to employee stock purchase plan	6,859	—	8	—	—	8
Issuance of common stock upon settlement of restricted stock units	232,076	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	(54,403)	—	(65)	—	—	(65)
Stock-based compensation expense	—	—	1,721	—	—	1,721
Unrealized loss on investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(13,702)	(13,702)
Balance at March 31, 2025	47,899,240	$5	$463,003	$—	$(395,422)	$67,586

See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities:
Net loss	$(14,767)	$(13,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,415	1,721
Depreciation	891	936
Non-cash operating lease expense	132	118
Net amortization of investments	(48)	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,076	723
Other assets	(32)	16
Accounts payable	(911)	(886)
Accrued expenses and other current liabilities	(1,955)	(716)
Non-current operating lease liabilities	(225)	(240)
Net cash used in operating activities	(13,424)	(12,032)
Cash flows from investing activities:
Maturities of investments	23,915	15,600
Purchases of investments	(67)	—
Net cash provided by investing activities	23,848	15,600
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	20,562	—
Proceeds from exercise of common stock warrants	5,444	—
Proceeds from the exercises of stock options and purchases pursuant to employee stock purchase plan	59	8
Taxes paid related to net share settlement of equity awards	(262)	(65)
Net cash provided by (used in) financing activities	25,803	(57)
Increase in cash and cash equivalents	36,227	3,511
Cash and cash equivalents, beginning of period	54,192	57,387
Cash and cash equivalents, end of period	$90,419	$60,898
Supplemental disclosures of non-cash financial activities:
Unrealized gain on investments	$6	$—
Unpaid amounts related to purchase of property and equipment	$63	$—
Changes in lease balances resulting from lease modification	$678	$—

See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
1. Organization and Description of Business
Shattuck Labs, Inc. (the “Company”) was incorporated in 2016 in the State of Delaware and is a biotechnology company specializing in the development of potential treatments for inflammatory and immune-mediated diseases. Shattuck is developing a potentially first-in-class antibody for the treatment of inflammatory bowel disease and other inflammatory and immune-mediated diseases. Shattuck’s expertise in protein engineering and the development of novel tumor necrosis factor receptor agonist and antagonist therapeutics come together in its lead program, SL-325, which it believes could be a first-in-class death receptor 3 ("DR3") antagonist antibody designed to achieve best-in-class clinical remission rates due to a more complete and durable blockade of the clinically validated tumor necrosis factor like ligand 1A ("TL1A")/DR3 pathway.
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $445.3 million as of March 31, 2026. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents of $90.4 million as of March 31, 2026 are sufficient to fund projected operations of the Company for at least the next twelve months following the date these financial statements are issued.
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
Unaudited Interim Condensed Financial Statements
In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position, its results of operations, statements of changes in stockholders’ equity and cash flows for the interim periods presented. Operating results for interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The interim financial statements presented herein do not contain all required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed financial statements should be read in conjunction with the annual audited financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and short-term investments. The Company maintains its cash and cash equivalents at an accredited financial institution in amounts that exceed federally-insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s short term investments consist of U.S. Treasury securities that management believes protects the Company from risk of default and impairment of value.
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
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $1.6 million held in operating accounts and $88.9 million held in money market funds as of March 31, 2026, and $1.9 million held in operating accounts and $52.3 million held in money market funds as of December 31, 2025.

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
The Company has a long-term related party investment in preferred stock of a privately held company. The investment is accounted for under Accounting Standards Codification ("ASC") 321, Investments in Equity Securities and is classified as a long-term asset in the accompanying balance sheet as it is not expected to be liquidated within one year. For investments that do not have a readily determinable fair value, the Company applies the measurement alternative, whereby the investment is carried at cost, adjusted for observable price changes in orderly transactions for identical or similar securities of the same issuer and impairment losses, if any.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three months ended March 31, 2026 and 2025.
Leases
The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The classification of the Company's leases as operating or finance leases, along with the initial measurement and recognition of the associated ROU assets and lease liabilities, are performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company's operating leases is recognized on a straight-line basis over the lease term. Operating lease ROU assets and long-term operating lease liabilities are presented separately and operating lease liabilities payable in the next 12 months are recorded in accrued expenses and other current liabilities. The Company has elected to not apply the recognition requirement of ASC 842, Leases of the Financial Accounting Standards Board (“FASB”) to leases with a term of 12 months or less for all classes of assets.
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
A substantial portion of the Company’s ongoing research and development activities are conducted by third-party service providers, including CROs and CDMOs. The Company accrues for expenses resulting from obligations under agreements with CROs, CDMOs and other outside service providers for which payment flows do not match the periods over which materials or services are provided to the Company. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with CROs, CDMOs and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through an evaluation of the progress or stage of completion of the services. In the event advance payments are made to a CRO, CDMO or outside service provider, the payments will be recorded as a prepaid asset which will be amortized as the contracted services are performed. As actual costs become known, the Company adjusts its accruals and prepaid assets accordingly. Inputs, such as the services performed, the number of patients enrolled or the study duration, may vary from the Company’s estimates, resulting in adjustments to research and development expenses in future periods. The Company makes significant judgments and estimates in determining the accrual and/or prepaid balance in each reporting period and changes in these estimates may result in material changes to the Company’s accruals that could materially affect the Company’s results of operations.
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
Net Loss Per Share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Basic shares outstanding includes the weighted average effect of the Company’s outstanding 38,448,034 pre-funded warrants as of March 31, 2026, the exercise of which requires nominal consideration for the delivery of an equal number of shares of common stock. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock or convertible notes, if any, stock options and unvested shares of restricted stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.
The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	As of March 31,
	2026	2025
Common stock warrants	47,487,573	—
Stock options	13,064,499	8,458,834
Unvested restricted stock units	589,803	527,453
	61,141,875	8,986,287
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

3. Investments
The following table represents the Company’s investments by major security type (amounts in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Cash equivalents:
Money market fund	$88,860	$—	$88,860
Total	$88,860	$—	$88,860

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$23,867	$6	$23,873
Cash equivalents:
Money market fund	52,270	—	52,270
Total	$76,137	$6	$76,143

The Company's money market funds are calculated using level 1 inputs and the Company's U.S. government securities are valued using level 2 inputs. U.S. government securities outstanding as of December 31, 2025 matured in January 2026. There were no impairments of U.S. government securities or money market funds for the three months ended March 31, 2026 and the year ended December 31, 2025.
The Company has a related party investment in a private company’s preferred stock. The Company did not identify any impairment indicators or observable price changes for this investment as of March 31, 2026. The Company had no other investments held at March 31, 2026 other than those included in the table above.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (amounts in thousands):

	March 31, 2026	December 31, 2025
Research and development contract costs	$1,057	$1,111
Operating lease liabilities	852	837
Compensation and related benefits	752	2,767
Other	335	236
Total accrued expenses and other current liabilities	$2,996	$4,951
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
In February 2026, the Company entered into an amendment to extend the term of its lease for the Austin, Texas office location. The amendment extended the non-cancelable lease term to December 31, 2029 and increased the total contractual lease payments due over the revised lease term. In accordance with ASC 842, Leases, the Company remeasured the existing lease liability as of the modification date and as a result, recorded an increase to the ROU asset and liability of approximately $0.7 million during the three months ended March 31, 2026.
There have been no other material changes in the Company's operating leases as compared to the operating leases disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of March 31, 2026, the Company was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.

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
6. Related Party License Revenue
In August 2025, the Company granted Kayak Therapeutics, Inc. ("Kayak") an exclusive license (the "Kayak Agreement") to its oncology-focused TRIM7 program. Pursuant to the Kayak Agreement, as the upfront consideration, the Company received preferred stock in Kayak with a fair market value of $1.0 million and recognized that consideration as license revenue. The Company also subleases certain lab space, office space, and lab equipment to Kayak for one year for total consideration of $0.3 million. In November 2025, an officer of the Company was elected to the board of directors of Kayak and as a result, Kayak became a related party. Payments received pursuant to the sublease for the three months ended March 31, 2026 were $0.1 million and recorded as a reduction to research and development expenses.
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
7. Equity
The Company is authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will receive ratably any dividends declared by the Company’s board of directors (the “Board”) out of funds legally available. In the event of the Company’s liquidation, dissolution or winding-up, the holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of or provision for any liabilities. As of the periods presented, no common stock dividends had been declared by the Board. As of March 31, 2026, none of the 10,000,000 shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
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
In August 2025, the Company issued and sold 15,225,158 shares of common stock, pre-funded warrants to purchase up to 37,410,188 shares of common stock, and accompanying common stock warrants to purchase up to 52,635,346 shares of common stock or pre-funded warrants in a private placement offering with certain institutional accredited investors. The purchase price of each share of common stock and accompanying common stock warrant was $0.8677, and the purchase price of each pre-funded warrant and accompanying common stock warrant was $0.8676, which was the purchase price per share of common stock and accompanying common stock warrant, minus the $0.0001 per share exercise price of the pre-funded warrants. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitations of up to 9.99% on a post-exercise basis. Two beneficial owners of 10% or more of our common stock participated in the private placement offering with the same terms as all other participants in the offering. Together, the beneficial owners purchased 8,963,785 pre-funded warrants in lieu of common stock and received accompanying common stock warrants to purchase an additional 8,963,785 shares of common stock.
During the three months ended March 31, 2026, 6,929,032 pre-funded warrants were exercised and as of March 31, 2026, 38,448,034 pre-funded warrants remain outstanding.
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
During the three months ended March 31, 2026, 5,019,719 common stock warrants were exercised for gross proceeds of $5.4 million in exchange for 4,866,055 pre-funded warrants with an exercise price of $0.0001 and 153,664 shares of common stock. As of March 31, 2026, 47,487,573 common stock warrants remain outstanding.
In January 2026, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners, LLC (the “Sales Agent”), pursuant to which it may offer and sell up to $75.0 million of shares of its common stock from time to time through an at the market offering facility (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to up to 3% of the aggregate gross sales price per share sold under the Sales Agreement. For the three months ended March 31, 2026, the Company sold 5,000,000 shares of common stock for $4.28 per share for gross proceeds of $21.4 million through the ATM Facility.
8. Stock-Based Compensation and Employee Benefit Plans
2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Stock Incentive Plan (the “2020 Plan”) which, as of the adoption date, replaced the 2016 Stock Incentive Plan. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding shares of common stock on December 31st of the preceding calendar year. The Board may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. On January 1, 2026, the share reserve automatically increased by 2,531,194 shares. As of March 31, 2026, there were 1,559,581 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, restricted stock units (“RSUs”), performance stock and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years. Periodically, the Company also grants awards that vest based on the Company's stock achieving certain closing share prices for a specified number of consecutive trading days.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) became effective in October 2020. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 2,000 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The Board elected not to increase the share reserve for the ESPP on January 1, 2026. As of March 31, 2026, there were 1,660,870 shares available for future purchases. There were 30,916 and 6,859 shares issued under the Company’s 2020 ESPP during the three months ended March 31, 2026 and 2025, respectively, in each case for aggregate proceeds of less than $0.1 million.

Summary of Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,036	$687
General and administrative	1,379	1,034
Total stock-based compensation	$2,415	$1,721
Stock Options
The following table summarizes option activity under the 2020 Plan for the three months ended March 31, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2025	8,648,715	$5.25	7.06
Granted	4,642,400	4.75
Exercised	(38,000)	0.86
Forfeited	(188,616)	7.15
Balance at March 31, 2026	13,064,499	$5.05	7.89
Vested and expected to vest	7,106,588	$3.95	9.29
Exercisable at the end of the period	5,096,229	$6.76	5.67
Options granted during the three months ended March 31, 2026 and 2025 had weighted-average grant-date fair values of $4.02 and $0.96 per share, respectively. As of March 31, 2026, the unrecognized compensation cost for options issued was $24.6 million and will be recognized over an estimated weighted-average amortization period of 1.69 years. The total intrinsic value of options exercised during the three months ended March 31, 2026 was $0.2 million. There were no options exercised during the three months ended March 31, 2025. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2026 was $11.7 million.
Restricted Stock Units
The following table summarizes employee RSU activity for the three months ended March 31, 2026:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2025	481,177	$8.15
Granted	316,000	4.75
Released	(206,513)	7.69
Forfeited	(861)	8.67
Balance at March 31, 2026	589,803	$6.49
The Company recognized $0.4 million and $0.3 million of stock-based compensation cost related to RSUs for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the unrecognized compensation cost for RSUs issued was $3.5 million and will be recognized over an estimated weighted-average amortization period of 2.60 years. The fair values of RSUs are based on the fair value of the Company’s common stock on the date of the grant.

Fair Value of Stock Options and Shares Issued
The Company accounts for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options and restricted stock awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options that only have service or performance conditions. The inputs to the Black-Scholes option pricing model require a number of management estimates such as the expected term, volatility, risk-free interest rate and dividend yield. The fair value of stock options was determined using the methods and assumptions discussed below.
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
The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
2020 Plan
Expected term - years	6.08	6.00
Expected volatility	110.4%	101.4%
Risk-free interest rate	3.8%	4.4%
Expected dividends	—	—

The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
2020 ESPP
Expected term - years	0.50	0.50
Expected volatility	109.7%	107.8%
Risk-free interest rate	3.92%	4.70%
Expected dividends	—	—

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

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$—
Operating expenses:
Research and development:
SL-325[1]	2,861	2,229
Other research and development[2,3]	4,667	4,606
Research and development non-equity compensation	2,382	2,397
Research and development equity compensation	1,036	687
Total research and development	10,946	9,919
General and administrative expenses:
General and administrative non-equity compensation	1,427	1,353
General and administrative equity compensation	1,379	1,033
Other general and administrative including legal and accounting fees, facilities, insurance, travel and depreciation	1,793	2,084
Total general and administrative	4,599	4,470
Expense from operations	15,545	14,389
Loss from operations	(15,545)	(14,389)
Other Income	778	687
Net Loss	$(14,767)	$(13,702)
1 Expenses for SL-325 that were incurred prior to it being nominated a product candidate are included in “other research and development”.
2 Other research and development expense includes technical operations expense of $1.9 million and $2.4 million, research activities for other pipeline compounds and facility expenses of $1.9 million and $1.3 million and depreciation expense of $0.9 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.
3 Other research and development expense includes a gain of $0.7 million due to a change in estimate and expense of $2.0 million for the three months ended March 31, 2026 and 2025, respectively, related to SL-172154 which was discontinued in October 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes appearing in this Quarterly Report on Form 10-Q, as well as the audited financial statements, notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. You should carefully read the “Cautionary Note About Forward-Looking Statements” of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
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
SL-325 is a high-affinity DR3 blocking monoclonal antibody. DR3 is the sole known receptor for tumor necrosis factor like ligand 1A ("TL1A"). In our head-to-head preclinical studies, SL-325 blocked TL1A binding to DR3 better than sequence equivalents of leading TL1A blocking antibodies. We believe that the underlying biological differences in the expression of DR3 and TL1A, and the design characteristics of SL-325, may allow SL-325 to achieve best-in-class clinical remission rates in patients with inflammatory bowel disease ("IBD") due to a more complete and durable blockade of the clinically validated DR3/TL1A pathway. Additionally, we expect that SL-325 has the potential to demonstrate a superior immunogenicity profile in comparison to TL1A blocking antibodies. By targeting DR3 instead of TL1A, we expect to avoid the formation of immune complexes, which we believe are the primary source of immunogenicity for all TL1A blocking antibodies, and lead to high rates of anti-drug antibody (“ADA”) formation toward TL1A targeting antibodies. ADA to TL1A targeting antibodies has been shown to reduce efficacy in IBD patients. We are currently conducting a single ascending dose (“SAD”) and multiple ascending dose (“MAD”) Phase 1 clinical trial evaluating SL-325 in healthy volunteers. We expect this Phase 1 clinical trial to be completed in the second quarter of 2026. We expect to initiate a randomized, placebo-controlled Phase 2 clinical trial evaluating SL-325 in patients with Crohn’s Disease (“CD”) in the third quarter of 2026.
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
We are planning initial clinical development of SL-325 in patients with CD. The clinical success of several TL1A blocking antibodies to date suggests that SL-325 may have monotherapy disease modifying activity early in clinical development. As described above, we believe that targeting DR3 may be more efficacious than targeting TL1A in patients with IBD. We have completed enrollment in the ongoing Phase 1 clinical trial for SL-325 in healthy volunteers in the second quarter of 2026, with participant follow-up, data collection, and data analysis ongoing. We expect to initiate our Phase 2 clinical trial in patients with CD in the third quarter of 2026.
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
Overview of Operations
For the three months ended March 31, 2026 and 2025, our net loss was $14.8 million and $13.7 million, respectively. We have not been profitable since inception, and as of March 31, 2026, we had an accumulated deficit of $445.3 million and $90.4 million in cash and cash equivalents. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
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
Revenue recognized in 2025 was a result of an exclusive license agreement (the "Kayak Agreement") with Kayak Therapeutics, Inc. (“Kayak”) for our oncology-focused TRIM7 program, which we entered into in August 2025. Pursuant to the Kayak Agreement, we received preferred stock of Kayak with a fair market value of $1.0 million as upfront consideration for entering into the agreement and recognized the consideration as license revenue.
Operating Expense
Research and Development Expenses
Our research and development expenses consist primarily of costs incurred in connection with the discovery and development of our current and potential future product candidates. These expenses include:
•expenses incurred to conduct our clinical trials, including expenses associated with clinical trials of SL-325 and any potential product candidates we may advance in the future;
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
The following table summarizes our research and development expenses by product candidate:

	Three Months Ended March 31,
	2026	2025
(in thousands)	(unaudited)
SL-325[1]	$2,861	$2,229
Other pipeline compounds	2,977	3,240
Internal costs, including personnel related benefits, facilities and depreciation	5,108	4,450
Total research and development costs	$10,946	$9,919
1    Expenses for SL-325 that were incurred prior to it being nominated as a product candidate are included in "other pipeline compounds” in the table above.
Research and development activities are central to our business model. We are focused on the preclinical and clinical development of SL-325 and other DR3 targeted assets, and conducting additional research on other potential product candidates. Product candidates in earlier stages of development generally have lower development costs than those in later stages of development. In 2026, we anticipate initiating Phase 2 clinical trial(s) for SL-325. Accordingly, we expect an increase in research and development and expense year-over-year, as we incur incremental clinical trial expenses and additional costs associated with commensurate increases in our workforce to support these efforts.
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
General and Administrative Expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits, and stock-based compensation expense, for employees and consultants in executive, finance, accounting, legal, information technology, business development, and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation, and maintenance, not otherwise included in research and development expenses, as well as legal fees related to intellectual property, corporate, and litigation matters and fees for accounting and tax services.
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
Income Taxes
Since our inception, we have not recorded any income tax benefits for the net operating losses ("NOLs") we have incurred or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized. Our capital loss and tax credit carryforwards as of December 31, 2025 began to expire in 2026. We have recorded a full valuation allowance against our deferred tax assets at each balance sheet date.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Dollar	Percentage
	(unaudited)
Revenue	$—	$—	$—	—%
Operating expenses:
Research and development	10,946	9,919	1,027	10.4%
General and administrative	4,599	4,470	129	2.9%
Loss from operations	(15,545)	(14,389)	(1,156)	8.0%
Other income:
Other	778	687	91	13.2%
Net loss	$(14,767)	$(13,702)	$(1,065)	7.8%
Research and Development Expenses
Research and development expenses increased by $1.0 million, or 10.4%, to $10.9 million for the three months ended March 31, 2026 from $9.9 million for the three months ended March 31, 2025. The increase in research and development expenses was primarily due to an increase of $0.6 million in SL-325 expenses primarily as a result of moving SL-325 into clinical development in 2025, an increase in personnel related costs of $0.7 million partially offset by a decrease of $0.3 million in other pipeline compounds cost.
General and Administrative Expense
General and administrative expenses remained relatively unchanged for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Other income increased by $0.1 million, or 13.2%, to $0.8 million for the three months ended March 31, 2026 from $0.7 million for the three months ended March 31, 2025 primarily as a result of an increase in our average investment balance.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our common stock, pre-funded warrants, common stock warrants, convertible preferred stock, and convertible notes, and through collaboration agreements. As of March 31, 2026, we had an accumulated deficit of $445.3 million and $90.4 million of cash and cash equivalents.
In August 2025, we issued and sold 15,225,158 shares of common stock, pre-funded warrants to purchase up to 37,410,188 shares of common stock, and accompanying common stock warrants to purchase up to 52,635,346 shares of common stock for gross proceeds of $45.7 million. In 2026, 5,019,719 common stock warrants have been exercised for gross proceeds of $5.4 million and we may receive an additional $51.5 million in gross proceeds if the remaining common stock warrants are exercised.
In January 2026, we entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Sales Agent”), pursuant to which we may offer and sell up to $75.0 million of shares of our common stock from time to time through our ATM Facility. The Sales Agent is generally entitled to compensation at a commission equal to up to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. For the three months ended March 31, 2026, we sold 5,000,000 shares of common stock at $4.28 per share for gross proceeds of $21.4 million.
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
We believe that our cash and cash equivalents as of March 31, 2026, and assuming the full exercise of the outstanding common stock warrants, are sufficient to fund projected operations into 2029.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(in thousands)	(unaudited)
Net cash used in operating activities	$(13,424)	$(12,032)
Net cash provided by investing activities	23,848	15,600
Net cash provided by (used in) financing activities	25,803	(57)
Net increase in cash and cash equivalents	$36,227	$3,511
Net Cash Used in Operating Activities
During the three months ended March 31, 2026, net cash used in operating activities was $13.4 million and primarily reflected our net loss of $14.8 million and a $2.0 million decrease in our operating assets and liabilities partially offset by net non-cash operating charges of $3.4 million for stock-based compensation, depreciation expense, accretion of investments and non-cash operating lease expense. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials and continue process development activities to optimize our manufacturing processes.
During the three months ended March 31, 2025, net cash used in operating activities was $12.0 million and primarily reflected our net loss of $13.7 million and a $1.1 million decrease in our operating assets and liabilities partially offset by non-cash operating charges of $2.8 million for stock-based compensation, depreciation expense, accretion of investments and non-cash operating lease expense.
Net Cash Provided by Investing Activities
During the three months ended March 31, 2026, net cash provided by investing activities was $23.8 million as a result of investment maturities.
During the three months ended March 31, 2025, net cash provided by investing activities was $15.6 million, as a result of investment maturities.
Net Cash Provided by (Used in) Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities was $25.8 million and was primarily a result of proceeds from the sale of common stock and exercise of common stock warrants for $26.0 million.
During the three months ended March 31, 2025, minimal cash was used in financing activities.
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
Recent Accounting Pronouncements
See Note 2 to our condensed financial statements found elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.
Emerging Growth Company and Smaller Reporting Company Status
We were previously an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended ("JOBS Act"). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.
As of December 31, 2025, we ceased to qualify as an emerging growth company. We continue to qualify as a “smaller reporting company” as defined in Rule 12b-2 under the 1934 Securities and Exchange Act (the "Exchange Act") and thus will continue to be permitted to make certain reduced disclosures in the Annual Report on Form 10-K and other periodic reports.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of the year ending December 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On February 2, 2026, Arunthathy Nirmalini (Lini) Pandite, M.B.Ch.B., the Company's Chief Medical Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Dr. Pandite’s 10b5-1 Plan provides for the potential sale of up to 83,514 shares of the Company’s common stock and will expire on the earlier of June 30, 2027 or the date when all shares under Dr. Pandite’s 10b5-1 Plan are sold.
On February 2, 2026, Abhinav Shukla, PhD., the Company's Chief Technical Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Dr. Shukla’s 10b5-1 Plan provides for the potential exercise of stock options to purchase up to 168,659 shares of the Company's common stock and subsequent sale of a portion of the exercised options to cover the exercise price and estimated income taxes associated with the exercise. The 10b5-1 Plan will expire on the earlier of January 29, 2027 or the date when all shares under Dr. Shuckla’s 10b5-1 Plan are exercised.
The adoption of Dr. Pandite and Dr. Shukla's 10b5-1 plans were in accordance with both the Company's insider trading policy and SEC rules and regulations, on the date of adoption.
Other than as described above, during the three months ended March 31, 2026, none of our directors or Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*	First Amendment to Texas Lease Agreement

10.2*	Second Amendment to Texas Lease Agreement

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1* (1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101)
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

Shattuck Labs, Inc.

Date: May 07, 2026	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: May 07, 2026	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)