Form 10-Q
period 2026-06-30
Shattuck Labs, Inc.
filed 2026-08-11
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39593

Shattuck Labs, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-2575858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
500 W. 5th Street, Suite 1200
Austin, TX 78701

(Address of principal executive offices including zip code)
(512) 900-4690
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2026, the registrant had 100,363,253 shares of common stock, $0.0001 par value per share, outstanding.

SHATTUCK LABS, INC.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to products and markets, and business trends and other information referred to in this Quarterly Report on 10-Q, including under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “develop,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts, and reflect our current views with respect to future events, outcomes or results. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.
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
There may be other risks, uncertainties, and other factors that may cause our actual results or outcomes, or the timing of our results or outcomes, to differ materially from the forward-looking statements expressed or implied in this Quarterly Report on Form 10-Q, including those risks, uncertainties and other factors disclosed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in the same sections in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as in our other filings with the SEC. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of these risks, uncertainties and other factors.
We caution you that the risks, uncertainties, and other factors referred to above and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for our management to predict all risks. In addition, we cannot assure you that we will realize the results, outcomes, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way we expect.
Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and not of any future date, and we expressly disclaim any intent to update any forward-looking statements, whether as a result of new information, future developments, future events, changes in assumptions or otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SHATTUCK LABS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$63,299	$54,192
Investments	145,004	23,873
Prepaid expenses and other current assets	4,971	4,410
Total current assets	213,274	82,475
Property and equipment, net	4,513	6,114
Investment in related party	1,000	1,000
Other assets	1,880	1,437
Total assets	$220,667	$91,026

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,942	$2,101
Accrued expenses and other current liabilities	3,789	4,951
Total current liabilities	7,731	7,052
Non-current operating lease liabilities	1,800	1,584
Total liabilities	9,531	8,636
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 100,726,022 shares issued and outstanding at June 30, 2026 and 63,279,843 shares issued and outstanding at December 31, 2025	10	7
Additional paid-in capital	671,637	512,906
Accumulated other comprehensive (loss) income	(63)	6
Accumulated deficit	(460,448)	(430,529)
Total stockholders’ equity	211,136	82,390
Total liabilities and stockholders’ equity	$220,667	$91,026
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	11,700	8,680	22,646	18,599
General and administrative	4,455	4,352	9,053	8,822
Expense from operations	16,155	13,032	31,699	27,421
Loss from operations	(16,155)	(13,032)	(31,699)	(27,421)
Other income (expense)
Interest income	1,029	804	1,832	1,416
Other expense	(26)	(230)	(52)	(155)
Total other income	1,003	574	1,780	1,261
Net loss	$(15,152)	$(12,458)	$(29,919)	$(26,160)
Unrealized (loss) gain on investments	(63)	1	(69)	(1)
Comprehensive loss	$(15,215)	$(12,457)	$(29,988)	$(26,161)
Net loss per share – basic and diluted	$(0.12)	$(0.24)	$(0.25)	$(0.51)
Weighted-average shares outstanding – basic and diluted	129,779,297	51,002,247	121,675,471	50,984,031
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	63,279,843	$7	$512,906	$6	$(430,529)	$82,390
Proceeds from sale of common stock, net of offering costs	5,000,000	—	20,562	—	—	20,562
Exercise of pre-funded warrants	6,928,891	—	—	—	—	—
Exercise of common stock warrants into common stock and pre-funded warrants	153,664	—	5,444	—	—	5,444
Exercise of stock options and purchases pursuant to employee stock purchase plan	68,916	—	59	—	—	59
Issuance of common stock upon settlement of restricted stock units	206,513	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	(56,040)	—	(262)	—	—	(262)
Unrealized loss on investments	—	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	2,415	—	—	2,415
Net loss	—	—	—	—	(14,767)	(14,767)
Balance at March 31, 2026	75,581,787	$7	$541,124	$—	$(445,296)	$95,835
Proceeds from sale of common stock and pre-funded warrants, net of offering costs	13,691,876	1	80,197	—	—	80,198
Exercise of common stock warrants into common stock and pre-funded warrants	6,547,607	1	47,334	—	—	47,335
Exercise of pre-funded warrants	4,825,575	1	(1)	—	—	—
Exercise of stock options and purchases pursuant to employee stock purchase plan	76,170	—	257	—	—	257
Issuance of common stock upon settlement of restricted stock units	3,975	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	(968)	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	2,733	—	—	2,733
Unrealized loss on investments	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	(15,152)	(15,152)
Balance at June 30, 2026	100,726,022	$10	$671,637	$(63)	$(460,448)	$211,136

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	47,714,708	$5	$461,339	$2	$(381,720)	$79,626
Exercise of stock options and purchases pursuant to employee stock purchase plan	6,859	—	8	—	—	8
Issuance of common stock upon settlement of restricted stock units	232,076	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	(54,403)	—	(65)	—	—	(65)
Stock-based compensation expense	—	—	1,721	—	—	1,721
Unrealized loss on investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(13,702)	(13,702)
Balance at March 31, 2025	47,899,240	$5	$463,003	$—	$(395,422)	$67,586
Issuance of common stock upon settlement of restricted stock units	3,975	—	—	—	—	—
Stock-based compensation expense	—	—	1,890	—	—	1,890
Unrealized gain on investments	—	—	—	1	—	1
Net loss	—	—	—	—	(12,458)	(12,458)
Balance at June 30, 2025	47,903,215	$5	$464,893	$1	$(407,880)	$57,019
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(29,919)	$(26,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,148	3,611
Depreciation	1,742	1,865
Non-cash operating lease expense	(417)	241
Net accretion of investments	(243)	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(561)	2,020
Other assets	(26)	32
Accounts payable	1,613	(1,944)
Accrued expenses and other current liabilities	(1,162)	(1,637)
Non-current operating lease liabilities	216	(490)
Net cash used in operating activities	(23,609)	(22,463)
Cash flows from investing activities:
Maturities of investments	23,914	15,600
Purchases of investments	(144,871)	—
Purchase of property and equipment	(141)	—
Net cash (used in) provided by investing activities	(121,098)	15,600
Cash flows from financing activities:
Proceeds from sale of common stock, pre-funded warrants and common stock warrants, net of offering costs	100,989	—
Proceeds from the exercise of common stock warrants	52,778	—
Proceeds from the exercises of stock options and purchases pursuant to employee stock purchase plan	316	8
Taxes paid related to net share settlement of equity awards	(269)	(65)
Net cash provided by (used in) financing activities	153,814	(57)
Net increase (decrease) in cash and cash equivalents	9,107	(6,920)
Cash and cash equivalents, beginning of period	54,192	57,387
Cash and cash equivalents, end of period	$63,299	$50,467
Supplemental disclosures of non-cash financial activities:
Unrealized loss on investments	$69	$—
Offering costs in accounts payable	$228	$—
Changes in lease balances resulting from lease modification	$678	$—

See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS
1. Organization and Description of Business
Shattuck Labs, Inc. (the “Company”) was incorporated in 2016 in the State of Delaware and is a clinical-stage biotechnology company pioneering the development of potentially first-in-class monoclonal and bispecific Death Receptor 3 (“DR3”) blocking antibodies for the treatment of patients with inflammatory and immune-mediated diseases. The Company’s expertise in protein engineering and the development of novel tumor necrosis factor receptor therapeutics come together in its lead program, SL-325, a potentially first-in-class DR3 blocking antibody designed to achieve a more complete blockade of the clinically validated DR3/TL1A pathway than TL1A blocking antibodies.
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $460.4 million as of June 30, 2026. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and short-term investments of $208.3 million as of June 30, 2026 are sufficient to fund projected operations of the Company for at least the next twelve months following the date these financial statements are issued.
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
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and short-term investments. The Company maintains its cash and cash equivalents at an accredited financial institution in amounts that exceed federally-insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s short-term investments consist of U.S. Treasury securities that management believes protect the Company from risk of default and impairment of value.
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
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $1.1 million held in operating accounts, $20.8 million held in money market funds, and $41.4 million in U.S. government securities as of June 30, 2026, and $1.9 million held in operating accounts and $52.3 million held in money market funds as of December 31, 2025.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three and six months ended June 30, 2026 and 2025.
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

Common Stock Warrants and Pre-Funded Warrants
The Company’s common stock warrants and pre-funded warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital. The common stock warrants and pre-funded warrants are equity classified because they (i) are freestanding financial instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, such common stock warrants and pre-funded warrants do not provide any guarantee of value or return.
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
Net Loss Per Share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Basic shares outstanding include the weighted average effect of the Company’s outstanding 78,591,328 pre-funded warrants as of June 30, 2026, the exercise of which requires nominal consideration for the delivery of an equal number of shares of common stock. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock or convertible notes, if any, stock options and unvested shares of restricted stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	As of June 30,
	2026	2025
Stock options	13,649,519	8,312,974
Common stock warrants	3,841,622	—
Unvested restricted stock units	583,828	517,848
	18,074,969	8,830,822
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
3. Investments
The following table represents the Company’s available-for-sale investments by major security type (amounts in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Investments:
U.S. government securities	$145,067	$(63)	$145,004
Cash equivalents:
U.S. government securities	41,445	—	41,445
Money market fund	20,753	—	20,753
Total	$207,265	$(63)	$207,202

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$23,867	$6	$23,873
Cash equivalents:
Money market fund	52,270	—	52,270
Total	$76,137	$6	$76,143
The Company's money market funds are calculated using Level 1 inputs and the Company's U.S. government securities are valued using Level 2 inputs. U.S. government securities outstanding as of December 31, 2025 matured in January 2026. There were no impairments of U.S. government securities or money market funds for the three and six months ended June 30, 2026 and the year ended December 31, 2025.
The Company has a related party investment in a private company’s preferred stock. The Company did not identify any impairment indicators or observable price changes for this investment as of June 30, 2026. The Company had no other investments held at June 30, 2026 other than those included in the table above.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (amounts in thousands):

	June 30, 2026	December 31, 2025
Compensation and related benefits	$1,538	$2,767
Research and development contract costs	1,026	1,111
Operating lease liabilities	874	837
Other	351	236
Total accrued expenses and other current liabilities	$3,789	$4,951
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
In February 2026, the Company entered into an amendment to extend the term of its lease for the Austin, Texas office location. The amendment extended the non-cancelable lease term to December 31, 2029 and increased the total contractual lease payments due over the revised lease term. In accordance with ASC 842, Leases, the Company remeasured the existing lease liability as of the modification date and, as a result, recorded an increase to the ROU asset and liability of $0.7 million during the six months ended June 30, 2026.
There have been no other material changes in the Company's operating leases as compared to the operating leases disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of June 30, 2026, the Company was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.

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
6. Related Party License Revenue
In August 2025, the Company granted Kayak Therapeutics, Inc. ("Kayak") an exclusive license (the "Kayak Agreement") to its oncology-focused TRIM7 program. Pursuant to the Kayak Agreement, as the upfront consideration, the Company received preferred stock in Kayak with a fair market value of $1.0 million and recognized that consideration as license revenue. The Company also subleases certain lab space, office space, and lab equipment to Kayak for one year for total consideration of $0.3 million. In November 2025, an officer of the Company was elected to the board of directors of Kayak and as a result, Kayak became a related party. Payments received pursuant to the sublease for the three and six months ended June 30, 2026 were $0.1 million and $0.2 million, respectively, and were recorded as a reduction to research and development expenses.
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
7. Equity
The Company is authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption, or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will receive ratably any dividends declared by the Company’s board of directors (“Board”) out of funds legally available. In the event of the Company’s liquidation, dissolution, or winding-up, the holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of or provision for any liabilities. As of the periods presented, no common stock dividends had been declared by the Board. As of June 30, 2026, none of the 10,000,000 authorized shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
In December 2023, the Company sold 4,651,163 shares of common stock ("2023 Financing") through an underwritten public offering, and concurrently completed a private placement of 3,100,823 pre-funded warrants. The purchase price per share of common stock was $6.4500, and the purchase price per pre-funded warrant was $6.4499, which was the purchase price per share of common stock minus the $0.0001 per share exercise price of such pre-funded warrant. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to a beneficial ownership limitation of 9.99% on a post-exercise basis.
In August 2025, the Company issued and sold 15,225,158 shares of common stock, pre-funded warrants to purchase up to 37,410,188 shares of common stock, and accompanying common stock warrants to purchase up to 52,635,346 shares of common stock or pre-funded warrants ("2025 Financing") in a private placement offering with certain institutional accredited investors. The purchase price of each share of common stock and accompanying common stock warrant was $0.8677, and the purchase price of each pre-funded warrant and accompanying common stock warrant was $0.8676, which was the purchase price per share of common stock and accompanying common stock warrant, minus the $0.0001 per share exercise price of the pre-funded warrants. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to beneficial ownership limitations of between 4.99% to 9.99%, as applicable, on a post-exercise basis. Two beneficial owners of

10% or more of our common stock participated in the private placement offering with the same terms as all other participants in the offering. Together, the beneficial owners purchased 8,963,785 pre-funded warrants in lieu of common stock and received accompanying common stock warrants to purchase an additional 8,963,785 shares of common stock.
Each common stock warrant has an exercise price of $1.0846 and is exercisable at any time after the date of issuance for one share of common stock or pre-funded warrant in lieu thereof. The common stock warrants expired on the 30th day following the date on which the data from the single ascending dose and multiple ascending dose portions of the Company’s Phase 1 clinical trial of SL-325, including receptor occupancy and safety data, and the design of the planned Phase 2 clinical trial(s) were announced publicly.
In January 2026, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners, LLC (the “Sales Agent”), pursuant to which it may offer and sell up to $75.0 million of shares of its common stock from time to time through an at the market offering facility (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to up to 3% of the aggregate gross sales price per share sold under the Sales Agreement. In January 2026 the Company sold 5,000,000 shares of common stock for $4.28 per share for gross proceeds of $21.4 million through the ATM Facility. There have not been any other sales pursuant to the ATM Facility.
In June 2026, the Company issued and sold 13,691,876 shares of common stock and pre-funded warrants to purchase up to 7,870,624 shares of common stock ("2026 Financing"), in a public offering. The purchase price of each share of common stock was $4.00 and the purchase price of each pre-funded warrant was $3.999, which was the purchase price per share of common stock, minus the $0.0001 per share exercise price of the pre-funded warrants. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to beneficial ownership limitations of between 4.99% to 9.99% on a post-exercise basis.
The following table represents the Company’s pre-funded warrants by round of financing:

	2023 Financing	2025 Financing	2026 Financing	Total
Outstanding at December 31, 2025	3,100,823	37,410,188	—	40,511,011
New pre-funded warrants issued	—	—	7,870,624	7,870,624
Common stock warrants exercised into pre-funded warrants	—	41,964,300	—	41,964,300
Exercised for common stock	(672,119)	(11,082,488)	—	(11,754,607)
Outstanding at June 30, 2026	2,428,704	68,292,000	7,870,624	78,591,328
During the six months ended June 30, 2026, 48,665,670 common stock warrants were exercised for gross proceeds of $52.8 million in exchange for 41,964,300 pre-funded warrants with an exercise price of $0.0001 and 6,701,271 shares of common stock. As of June 30, 2026, the Company had 3,841,622 common stock warrants outstanding. Subsequent to June 30, 2026, the 3,841,622 common stock warrants were exercised for gross proceeds of $4.2 million and 3,841,622 pre-funded warrants.
8. Stock-Based Compensation and Employee Benefit Plans
Amended and Restated 2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Equity Incentive Plan which, as of the adoption date, replaced the 2016 Stock Incentive Plan. This plan was amended and restated in May 2026 (as amended and restated, the "2020 Plan") and an additional 1,691,082 shares were added to the share reserve. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2027 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding shares of common stock, shares of common stock underlying unexercised pre-funded warrants, and shares of common stock underlying any outstanding preferred stock (determined on an as-converted basis). The Board may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur.

On January 1, 2026, the share reserve automatically increased by 2,531,194 shares. As of June 30, 2026, there were 2,592,441 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, RSUs, performance stock, and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) became effective in October 2020. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 2,000 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The Board elected not to increase the share reserve for the ESPP on January 1, 2026. As of June 30, 2026, there were 1,660,870 shares available for future purchases. There were no shares issued under the Company’s 2020 ESPP during the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the Company issued 30,916 and 6,859 shares of common stock, respectively, for aggregate cash proceeds of less than $0.1 million.
Summary of Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,075	$867	$2,112	$1,555
General and administrative	1,658	1,023	3,036	2,056
Total stock-based compensation	$2,733	$1,890	$5,148	$3,611
Stock Options
The following table summarizes option activity under the 2020 Plan for the six months ended June 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2025	8,648,715	$5.25	7.06
Granted	5,316,400	4.89
Exercised	(114,170)	2.54
Forfeited	(201,426)	7.00
Balance at June 30, 2026	13,649,519	$5.10	7.76
Vested and expected to vest	7,436,950	$4.15	9.15
Exercisable at the end of the period	5,408,654	$6.54	5.63
Options granted during the six months ended June 30, 2026 and 2025 had weighted-average grant-date fair values of $4.11 and $0.96 per share, respectively. As of June 30, 2026, the unrecognized compensation cost for options issued was $25.5 million and will be recognized over an estimated weighted-average amortization period of 1.51 years. The total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $0.2 million and $0.0 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2026 was $15.0 million.

Restricted Stock Units
The following table summarizes employee RSU activity for the six months ended June 30, 2026:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2025	481,177	$8.15
Granted	316,000	4.75
Released	(210,488)	7.59
Forfeited	(2,861)	5.93
Balance at June 30, 2026	583,828	$6.52
The Company recognized $0.4 million and $0.7 million of stock-based compensation cost related to RSUs for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the unrecognized compensation cost for RSUs issued was $3.1 million and will be recognized over an estimated weighted-average amortization period of 1.22 years. The fair values of RSUs are based on the fair value of the Company’s common stock on the date of the grant.
Fair Value of Stock Options and Shares Issued
The Company accounts for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees, including employee stock options and restricted stock awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of employee stock options that only have service or performance conditions. The inputs to the pricing model requires a number of management estimates such as the expected term, volatility, risk-free interest rate, and dividend yield. The fair value of stock options was determined using the methods and assumptions discussed below.
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

The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Six Months Ended June 30,
	2026	2025
Expected term - years	6.03	6.00
Expected volatility	109.8%	101.4%
Risk-free interest rate	3.9%	4.4%
Expected dividends	—	—
The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Six Months Ended June 30,
	2026	2025
Expected term - years	0.50	0.50
Expected volatility	109.7%	107.8%
Risk-free interest rate	3.9%	4.7%
Expected dividends	—	—
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

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	Three Months Ended June 30,
	2026	2025
Revenue	$—	$—
Operating expenses:
Research and development:
SL-325[1]	4,107	2,604
SL-846[1]	1,679	—
Other research and development[2]	2,479	2,878
Research and development non-equity compensation	2,360	2,331
Research and development equity compensation	1,075	867
Total research and development	11,700	8,680
General and administrative expenses:
General and administrative non-equity compensation	1,397	1,365
General and administrative equity compensation	1,658	1,023
Other general and administrative including legal and accounting fees, facilities, insurance, travel and depreciation	1,400	1,964
Total general and administrative	4,455	4,352
Expense from operations	16,155	13,032
Loss from operations	(16,155)	(13,032)
Other income	1,003	574
Net loss	$(15,152)	$(12,458)
1 Expenses for SL-325 and SL-846 that were incurred prior to nomination as a product candidate are included in “other research and development.”
2 Other research and development expense includes technical operations expense of $1.2 million and $0.7 million, research activities for other pipeline compounds and facility expenses of $0.8 million and $0.7 million and depreciation expense of $0.8 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively.

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	Six Months Ended June 30,
	2026	2025
Revenue	$—	$—
Operating expenses:
Research and development:
SL-325[1]	8,666	4,833
SL-846[1]	2,213	—
Other research and development[2]	4,913	7,484
Research and development non-equity compensation	4,742	4,727
Research and development equity compensation	2,112	1,555
Total research and development	22,646	18,599
General and administrative expenses:
General and administrative non-equity compensation	2,823	2,718
General and administrative equity compensation	3,036	2,056
Other general and administrative including legal and accounting fees, facilities, insurance, travel and depreciation	3,194	4,048
Total general and administrative	9,053	8,822
Expense from operations	31,699	27,421
Loss from operations	(31,699)	(27,421)
Other income	1,780	1,261
Net loss	$(29,919)	$(26,160)
1 Expenses for SL-325 and SL-846 that were incurred prior to nomination as a product candidate are included in “other research and development.”
2 Other research and development expense includes technical operations expense of $2.7 million and $1.1 million, research activities for other pipeline compounds and facility expenses of $1.3 million and $2.0 million and depreciation expense of $1.7 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes appearing in this Quarterly Report on Form 10-Q, as well as the audited financial statements, notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, including but not limited to, statements of our plans, objectives, expectations and intentions. Our actual results or outcomes, and the timing of our results or outcomes, could differ materially from those discussed in these forward-looking statements. Risks, uncertainties and other factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q, in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the SEC. You should carefully read the “Cautionary Note About Forward-Looking Statements” of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 to gain an understanding of the important factors that could cause actual results or outcomes, and the timing of results or outcomes, to differ materially from the results or outcomes described below.
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
SL-325: Our Lead DR3 Blocking Antibody
SL-325 is a high-affinity DR3 blocking monoclonal antibody. DR3 is the sole known receptor for tumor necrosis factor like ligand 1A ("TL1A"). In our head-to-head preclinical studies, SL-325 blocked TL1A binding to DR3 better than sequence equivalents of leading TL1A blocking antibodies. We believe that the underlying biological differences in the expression of DR3 and TL1A, and the design characteristics of SL-325, may allow SL-325 to achieve best-in-mechanism clinical remission rates in patients with inflammatory bowel disease ("IBD") due to a more complete and durable blockade of the clinically validated DR3/TL1A pathway, and a potentially best-in-mechanism immunogenicity profile.
We have completed a single ascending dose (“SAD”) and multiple ascending dose (“MAD”) Phase 1 clinical trial evaluating SL-325 in healthy volunteers. The Phase 1 trial was a first-in-human, randomized, placebo-controlled trial evaluating the safety, tolerability, pharmacokinetics (“PK”), receptor occupancy (“RO”), pharmacodynamics (“PD”), and immunogenicity of SL-325 in healthy volunteers. The study enrolled 72 participants, across six SAD cohorts, with doses ranging from 0.1 mg/kg to 30.0 mg/kg, and three MAD cohorts, with doses ranging from 1 mg/kg to 10 mg/kg.
In June 2026, we shared the following data from our Phase 1 trial of SL-325. SL-325 was well-tolerated by all participants in the trial, with only mild (Grade 1) treatment-related adverse events observed in 12 participants. The favorable safety and tolerability profile is consistent with that of the TL1A class. In addition, no evidence of DR3 agonism was observed, confirming that SL-325 is a pure DR3 blocking antibody.
The PK profile for SL-325 demonstrated dose-proportional increases in Cmax and AUC across all dose levels, with an estimated half-life of approximately 16 days. Accumulation of SL-325 was observed with repeated dosing, at a ratio of 1.64-1.75. Complete inhibition of TL1A binding to DR3 was observed at all dose levels, including the lowest dose of 0.1 mg/kg. The durability of RO exceeded 1 month at all dose levels, and exceeded 76 days (the longest timepoint measured) at doses of 1 mg/kg or greater. Using our Phase 1 PK data, our PK and QSP modeling predicts that complete RO will be maintained for 90 days or longer at doses of 1 mg/kg or greater, which may enable quarterly maintenance dosing of SL-325 in patients with IBD.

Treatment emergent anti-drug antibodies ("ADA") were detected in 3.7% (2/54) of study participants, and ADA titers remained low in these individuals (maximum titers of 8 and 16). The validated ADA assay has a sensitivity of 5.0 ng/ml and drug tolerance of up to SL-325 concentrations of 160 µg/ml in the serum. Serum samples were tested over a time-course, to ensure that SL-325 concentrations were within the dynamic range of the assay for all study participants, and each participant has had at least three valid negative ADA assay results, including after the last dose. Collectively, these data position SL-325 as a potentially best-in-mechanism inhibitor of the TL1A/DR3 axis due to a superior immunogenicity profile. For reference, anti-TL1A antibodies (afimkibart, tulisokibart, SPY-002, and XmAb942) reported treatment emergent ADA in between 48-82% of study participants in similar Phase 1 healthy volunteer studies.
In addition, a high-concentration formulation of SL-325 has been developed, and the Phase 1 data indicate the potential feasibility of administering quarterly doses of SL-325 which maintain complete receptor occupancy in volumes compatible with a self-administered subcutaneous autoinjector pen device.
We expect to initiate RECEPTIVE-CD1, an international, randomized, placebo-controlled, double-blinded Phase 2b clinical trial evaluating SL-325 in patients with Crohn’s Disease (“CD”) in the third quarter of 2026. In this study, approximately 232 patients with moderately-to-severely active Crohn’s disease (CDAI score between 220-450) will be randomized 1:1:1:1 to receive high-dose SL-325, middle-dose SL-325, low-dose SL-325 or placebo. The induction phase of treatment is expected to be 12 weeks, followed by a 38-week maintenance period, and patients will also be eligible for a long-term extension study thereafter using a treat-through design. Patients who are randomized to the placebo arm during induction will be eligible to switch to high-dose SL-325 after the 12-week induction period. The primary endpoint of the study is endoscopic response at 12 weeks, and the key secondary endpoint is clinical remission. Data from the induction portion of the trial are expected in the first half of 2028.
We believe that SL-325 could demonstrate superior efficacy to TL1A blocking antibodies in the RECEPTIVE-CD1 study as a result of two key advantages. First, TL1A blocking antibodies reported anti-drug antibody formation in 48-82% of subjects in similarly designed Phase 1 clinical trials where SL-325 had an ADA rate of 3.7%. In subsequent Phase 2 clinical trials, the leading TL1A blocking antibodies (tulisokibart, duvakitug and afimkibart) all demonstrated potentially best-in-disease clinical remission rates at the time of induction, however the absolute number of patients in clinical remission did not increase between induction and maintenance. We believe that this limitation is due to the underlying immunogenicity of anti-TL1A antibodies, leading to accelerated drug clearance and secondary non-response over time. Because SL-325 has a superior immunogenicity profile, we believe that improved remission rates could be observed both at the induction and maintenance time points relative to the TL1A class.
Second, DR3 is a more stably expressed target than TL1A. The complete and durable inhibition of TL1A binding observed in our Phase 1 study, at low doses of SL-325 is distinct from what has been reported for TL1A blocking antibodies. Instead, TL1A blocking antibodies lead to multi-log increases in the serum concentration of total TL1A, which may contribute to persistent signaling and incomplete suppression of DR3 activation, particularly in tissues. The RECEPTIVE-CD1 study may provide evidence that, in addition to an immunogenicity advantage, SL-325 could provide enhanced efficacy relative to TL1A blocking antibodies as a result of more complete suppression of DR3 activation.
We also plan to evaluate SL-325 in other inflammatory and immune-mediated diseases where the DR3/TL1A axis is implicated.
SL-846: Our Dual DR3 and IL-23 Receptor Blocking Bispecific Antibody
SL-846 is our lead bispecific product candidate and is designed to simultaneously bind to DR3 and to IL-23 receptors, blocking the interaction with TL1A and IL-23, respectively, while avoiding the risk of immune complex formation and resulting ADA challenges of the TL1A-based bispecifics.
SL-846 is an Fc-silenced, half-life extended, IgG1 bispecific antibody. Preclinical data demonstrated that SL-846 was equipotent, or more potent, than sequence equivalents of risankizumab and icotrokinra controls in multiple in vitro and cell-based potency assays. A GLP acute and chronic toxicology study in cynomolgus macaques investigating the safety, PK, RO and immunogenicity profile of SL-846 is currently underway.

As seen with TL1A directed monoclonal antibodies, two third-party TL1A-directed bispecific antibodies, AMG966 and RO7837195, have also demonstrated nearly 100% ADA formation following a single dose in Phase 1 clinical trials. The mechanism of ADA formation was reported to be secondary to immune complex formation for AMG966, which we believe could also be true for RO7837195. Both of these antibodies utilized monovalent, ‘1x1’, bispecific antibody formats, similar to other TL1A directed bispecific antibodies which are continuing in clinical development, including XmAb412 and CLD-423. The emerging clinical data from TL1A-directed bispecific antibodies is similar to the prior failure of TNFα-directed bispecific antibodies, which we believe is because both TNFα and TL1A are soluble trimeric proteins found in the blood, and cause immunogenicity secondary to immune complex formation. We expect our DR3-directed bispecific antibodies to be less immunogenic than TL1A-directed bispecifics. DR3 may thus provide a differentiated target in a bispecific antibody format, potentially providing advantages over TL1A-directed bispecific antibodies. Additionally, development of bispecific antibodies may enable more efficient clinical development than is expected for multi-antibody coformulations, and may avoid some of the challenges associated with potential immunogenicity in certain coformulations.
We expect to share additional pre-clinical data, including data from our ongoing non-human primate toxicology study for SL-846, in the second half of 2026, and to share initial Phase 1 clinical data for SL-846 in 2027.
Overview of Operations
For the six months ended June 30, 2026 and 2025, our net loss was $29.9 million and $26.2 million, respectively. We have not been profitable since inception, and as of June 30, 2026, we had an accumulated deficit of $460.4 million and $208.3 million in cash and cash equivalents and short-term investments. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
•initiate and advance through Phase 2 clinical development for our lead product candidate, SL-325, in Crohn's disease;
•initiate Phase 2 clinical development for SL-325 in additional potential indications, if any;
•initiate nonclinical studies and clinical trials for SL-846, including our planned Phase 1 clinical trial, and any additional product candidates that we may identify in the future, including other potential DR3 based bispecific antibodies targeting DR3 together with another biologically relevant target;
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
Global Economic Considerations
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, inflation, slower growth or recession, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, instability or volatility in the global capital and credit markets, supply chain weaknesses, financial institution instability, changes to fiscal and monetary policy or government budget dynamics, military conflicts, and instability in the geopolitical environment. Such challenges have caused, and may continue to cause, recession fears, high interest rates, foreign exchange volatility, and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.
Components of our Results of Operations
Operating Expense
Research and Development Expenses
Our research and development expenses consist primarily of costs incurred in connection with the discovery and development of our current and potential future product candidates. These expenses include:
•expenses incurred to conduct our clinical trials, including expenses associated with clinical trials of SL-325, future planned clinical trials of SL-846, and any potential product candidates we may advance in the future;
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
The following table summarizes our research and development expenses by product candidate:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
	(unaudited)		(unaudited)
SL-325(1)	$4,107	$2,604	$8,666	$4,833
SL-846(1)	1,679	—	2,213	—
Other pipeline compounds	589	1,153	1,335	4,393
Internal costs, including personnel related benefits, facilities and depreciation	5,325	4,923	10,432	9,373
Total research and development cost	$11,700	$8,680	$22,646	$18,599
1    Expenses for SL-325 and SL-846 that were incurred prior to nomination as a product candidate are included in “other pipeline compounds”.
Research and development activities are central to our business model. We are focused on the preclinical and clinical development of SL-325 and SL-846 and other DR3 targeted assets, including SL-425, and conducting additional research on other potential product candidates. Product candidates in earlier stages of development generally have lower development costs than those in later stages of development. In the third quarter of 2026, we anticipate initiating a Phase 2 clinical trial for SL-325, and continuing to advance SL-846 into Phase 1 clinical development in 2027. Additionally, we may initiate Phase 2 clinical trial(s) for SL-325 in indications outside of IBD. Accordingly, we expect an increase in research and development expenses year-over-year, as we incur incremental clinical trial expenses and additional costs associated with commensurate increases in our workforce to support these efforts.
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
Other Income
Other income consists of interest earned on our cash, cash equivalents and short-term investments, which consists of amounts held in a money market fund and government obligations as well as investment fees and realized gains or losses on short-term investments (if any).
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table sets forth our results of operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Dollar	Percentage
	(unaudited)
Revenue	$—	$—	$—	—%
Operating expenses:
Research and development	11,700	8,680	3,020	34.8%
General and administrative	4,455	4,352	103	2.4%
Loss from operations	(16,155)	(13,032)	(3,123)	24.0%
Other income	1,003	574	429	74.7%
Net loss	$(15,152)	$(12,458)	$(2,694)	21.6%
Research and Development Expense
Research and development expenses increased by $3.0 million, or 34.8%, to $11.7 million for the three months ended June 30, 2026 from $8.7 million for the three months ended June 30, 2025. The increase in research and development expenses was primarily a result of an increase of $3.2 million in clinical and non-clinical expenses for SL-325 and SL-846 and an increase of $0.4 million in compensation and related benefit expenses due to additional headcount to support a Phase 2 study in SL-325, partially offset by a decrease of $0.9 million as a result of the discontinuation of SL-172154.
General and Administrative Expense
General and administrative expenses were relatively flat for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Other Income
Other income increased by $0.4 million, or 74.7%, to $1.0 million for the three months ended June 30, 2026 from $0.6 million for the three months ended June 30, 2025. The increase was a result of increased overall balances in investments and funds held in our money market accounts as a result of our recent financings.
Results of Operations
Comparison of the Six Months Ended June 30, 2026 and 2025
The following table sets forth our results of operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Dollar	Percentage
	(unaudited)
Revenue	$—	$—	$—	—%
Operating expenses:
Research and development	22,646	18,599	4,047	21.8%
General and administrative	9,053	8,822	231	2.6%
Loss from operations	(31,699)	(27,421)	(4,278)	15.6%
Other income	1,780	1,261	519	41.2%
Net loss	$(29,919)	$(26,160)	$(3,759)	14.4%
Research and Development Expense
Research and development expenses increased by $4.0 million, or 21.8%, to $22.6 million for the six months ended June 30, 2026 from $18.6 million for the six months ended June 30, 2025. The increase in research and development expenses was primarily due to an increase of $6.0 million in expenses related to clinical and pre-clinical activities for SL-325 and SL-846 and an increase of $1.1 million in compensation and related benefits due to added headcount in support of SL-325 and SL-846, partially offset by a decrease of $3.4 million as a result of the discontinuation of SL-172154.
General and Administrative Expense
General and administrative expenses were relatively flat for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Other Income
Other income increased by $0.5 million, or 41.2%, to $1.8 million for the six months ended June 30, 2026 from $1.3 million for the six months ended June 30, 2025. The increase was primarily a result of increased balances in investments and funds held in our money market accounts.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our common stock, pre-funded warrants, common stock warrants, convertible preferred stock, and convertible notes, and through collaboration agreements. As of June 30, 2026, we had an accumulated deficit of $460.4 million and $208.3 million of cash and cash equivalents and short-term investments.
In August 2025, we issued and sold 15,225,158 shares of common stock, pre-funded warrants to purchase up to 37,410,188 shares of common stock, and accompanying common stock warrants to purchase up to 52,635,346 shares of common stock for gross proceeds of $45.7 million. During the six months ended June 30, 2026, 48,665,670 common stock warrants were exercised for gross proceeds of $52.8 million. Subsequently, in July 2026, we received an additional $4.2 million in gross proceeds when the remaining 3,841,622 common stock warrants were exercised in July 2026.
In January 2026, we entered into a sales agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Sales Agent”), pursuant to which we may offer and sell up to $75.0 million of shares of our common stock from time to time through our ATM Facility. The Sales Agent is generally entitled to compensation at a commission equal to up to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. For the six months ended June 30, 2026, we sold 5,000,000 shares of common stock at $4.28 per share for gross proceeds of $21.4 million.
In June 2026, we issued and sold 13,691,876 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 2,812,500 shares, and pre-funded warrants to purchase up to 7,870,624 shares of common stock, in a public offering for gross proceeds of $86.2 million. The purchase price of shares of common stock was $4.00 and the purchase price of each pre-funded warrant was $3.999 which was the purchase price per share of common stock less the $0.0001 per share exercise price of the pre-funded warrants.
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
We believe that our cash, cash equivalents and short-term investments as of June 30, 2026 are sufficient to fund projected operations into 2029.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
	(unaudited)
Net cash used in operating activities	$(23,609)	$(22,463)
Net cash (used in) provided by investing activities	(121,098)	15,600
Net cash provided by (used in) financing activities	153,814	(57)
Net increase (decrease) in cash and cash equivalents	$9,107	$(6,920)
Net Cash Used in Operating Activities
During the six months ended June 30, 2026, net cash used in operating activities was $23.6 million and primarily reflected our net loss of $29.9 million, partially offset by net noncash operating charges of $6.2 million for stock-based compensation, depreciation expense, accretion of investments, and non-cash operating lease expense and $0.3 million in net changes to our operating assets and liabilities. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials, and continue development activities to optimize our manufacturing processes.
During the six months ended June 30, 2025, net cash used in operating activities was $22.5 million and primarily reflected our net loss of $26.2 million and a $2.0 million net change in our operating assets and liabilities, partially offset by noncash charges of $5.7 million in stock-based compensation, depreciation expense, accretion of investments, and operating lease expense.

Net Cash (Used in) Provided by Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities was $121.1 million, and primarily consisted of purchases of investments net of maturities of investments during the period.
During the six months ended June 30, 2025, net cash provided by investing activities was $15.6 million, and primarily consisted of investments that matured during the period.
Net Cash Provided by (Used In) Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities was $153.8 million and primarily consisted of proceeds from the sale of common stock, pre-funded warrants and common stock warrants for $100.8 million, the exercise of common stock warrants for $52.8 million and the exercise of stock options for $0.3 million.
During the six months ended June 30, 2025, net cash used in financing activities was $0.1 million and primarily consisted of taxes paid related to net share settlement of equity awards.
Contractual Obligations and Other Commitments
See Note 5 to our condensed financial statements found elsewhere in this Quarterly Report on Form 10-Q for additional disclosures. There have been no other material changes from the Contractual Obligations and Other Commitments disclosed in Note 6 and 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We regularly evaluate our estimates and judgments, including those related to revenue recognition, the accrual for research and development expenses, and the valuation of stock-based awards. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Smaller Reporting Company Status
We qualify as a “smaller reporting company” as defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and are permitted to make use of certain reduced disclosure requirements in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and certain other filings.
We will continue to be a smaller reporting company so long as (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. As long as we remain a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of the year ending December 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business is subject to various risks, uncertainties and other factors, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On June 12, 2026, Dr. Neil Gibson, a member of the Company's board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”). Dr. Gibson’s 10b5-1 Plan provides for the potential sale of up to 71,083 shares of the Company’s common stock and will expire on the earlier of February 26, 2027 or the date when all shares under Dr. Gibson’s 10b5-1 Plan are sold, subject to certain conditions.
Other than as described above, during the three months ended June 30, 2026, none of our directors or Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.3	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 to Shattuck's Current Report on Form 8-K filed on June 11, 2026 (Commission File No. 001-39593))

10.1	Amended and Restated 2020 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to Shattuck's Current Report on Form 8-K filed on June 2, 2026 (Commission File No. 001-39593))

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1* (1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101)
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

Shattuck Labs, Inc.

Date: August 11, 2026	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: August 11, 2026	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)