Form 10-Q
period 2026-09-30
Shattuck Labs, Inc.
filed 2026-11-05
CIK 1680367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2026, the registrant had 101,842,552 shares of common stock, $0.0001 par value per share, outstanding.

SHATTUCK LABS, INC.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to products and markets, and business trends and other information referred to in this Quarterly Report on Form 10-Q, including under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “develop,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts, and reflect our current views with respect to future events, outcomes or results. Given the significant risks and uncertainties, you should not place undue reliance on these forward-looking statements.
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
Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and not of any future date, and we expressly disclaim any intent to update any forward-looking statements, whether as a result of new information, future developments, future events, changes in assumptions or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SHATTUCK LABS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$61,758	$54,192
Investments	134,553	23,873
Prepaid expenses and other current assets	5,293	4,410
Total current assets	201,604	82,475
Property and equipment, net	3,628	6,114
Investment in related party	1,000	1,000
Other assets	1,743	1,437
Total assets	$207,975	$91,026

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,922	$2,101
Accrued expenses and other current liabilities	8,836	4,951
Total current liabilities	12,758	7,052
Non-current operating lease liabilities	1,555	1,584
Total liabilities	14,313	8,636
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value: 300,000,000 shares authorized; 101,833,213 shares issued and outstanding at September 30, 2026 and 63,279,843 shares issued and outstanding at December 31, 2025	10	7
Additional paid-in capital	679,365	512,906
Accumulated other comprehensive (loss) income	(62)	6
Accumulated deficit	(485,651)	(430,529)
Total stockholders’ equity	193,662	82,390
Total liabilities and stockholders’ equity	$207,975	$91,026
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Related party license revenue	$—	$1,000	$—	$1,000
Operating expenses:
Research and development	21,566	7,618	44,213	26,218
General and administrative	5,480	4,098	14,533	12,919
Expense from operations	27,046	11,716	58,746	39,137
Loss from operations	(27,046)	(10,716)	(58,746)	(38,137)
Other income (expense):
Interest income	1,855	674	3,687	1,973
Other expense	(12)	(14)	(64)	(52)
Total other income	1,843	660	3,623	1,921
Net loss	$(25,203)	$(10,056)	$(55,123)	$(36,216)
Unrealized gain (loss) on investments	1	2	(68)	1
Comprehensive loss	$(25,202)	$(10,054)	$(55,191)	$(36,215)
Net loss per share – basic and diluted	$(0.14)	$(0.14)	$(0.39)	$(0.62)
Weighted-average shares outstanding – basic and diluted	183,224,648	72,184,818	142,408,056	58,102,543
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share amounts)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	63,279,843	$7	$512,906	$6	$(430,529)	$82,390
Proceeds from sale of common stock, net of offering costs	5,000,000	—	20,562	—	—	20,562
Exercise of pre-funded warrants	6,928,891	—	—	—	—	—
Exercise of common stock warrants into common stock and pre-funded warrants	153,664	—	5,444	—	—	5,444
Exercise of stock options and purchases pursuant to employee stock purchase plan	68,916	—	59	—	—	59
Issuance of common stock upon settlement of restricted stock units	206,513	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	(56,040)	—	(262)	—	—	(262)
Unrealized loss on investments	—	—	—	(6)	—	(6)
Stock-based compensation expense	—	—	2,415	—	—	2,415
Net loss	—	—	—	—	(14,767)	(14,767)
Balance at March 31, 2026	75,581,787	7	541,124	—	(445,296)	95,835
Proceeds from sale of common stock and pre-funded warrants, net of offering costs	13,691,876	1	80,197	—	—	80,198
Exercise of common stock warrants into common stock and pre-funded warrants	6,547,607	1	47,334	—	—	47,335
Exercise of pre-funded warrants	4,825,575	1	(1)	—	—	—
Exercise of stock options and purchases pursuant to employee stock purchase plan	76,170	—	257	—	—	257
Issuance of common stock upon settlement of restricted stock units	3,975	—	—	—	—	—
Taxes paid related to net share settlement of restricted stock units	(968)	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	2,733	—	—	2,733
Unrealized loss on investments	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	(15,152)	(15,152)
Balance at June 30, 2026	100,726,022	10	671,637	(63)	(460,448)	211,136
Exercise of pre-funded warrants	1,000,305	—	—	—	—	—
Exercise of stock options and purchases pursuant to employee stock purchase plan	106,886	—	336	—	—	336
Exercise of common stock warrants into pre-funded warrants	—	—	4,166	—	—	4,166
Proceeds from sale of common stock, net of offering costs	—	—	(73)	—	—	(73)
Stock-based compensation expense	—	—	3,299	—	—	3,299
Unrealized gain on investments	—	—	—	1	—	1
Net loss	—	—	—	—	(25,203)	(25,203)
Balance at September 30, 2026	101,833,213	$10	$679,365	$(62)	$(485,651)	$193,662

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit		Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	47,714,708	$5	$461,339	$2	$(381,720)		$79,626
Exercise of stock options and purchases pursuant to employee stock purchase plan	6,859	—	8	—	—		8
Issuance of common stock upon settlement of restricted stock units	232,076	—	—	—	—		—
Taxes paid related to net share settlement of restricted stock units	(54,403)	—	(65)	—	—		(65)
Stock-based compensation expense	—	—	1,721	—	—		1,721
Unrealized loss on investments	—	—	—	(2)	—		(2)
Net loss	—	—	—	—	(13,702)		(13,702)
Balance at March 31, 2025	47,899,240	5	463,003	—	(395,422)		67,586
Issuance of common stock upon settlement of restricted stock units	3,975	—	—	—	—		—
Stock-based compensation expense	—	—	1,890	—	—		1,890
Unrealized gain on investments	—	—	—	1	—		1
Net loss	—	—	—	—	(12,458)		(12,458)
Balance at June 30, 2025	47,903,215	5	464,893	1	(407,880)		57,019
Proceeds from sale of common stock, pre-funded warrants and common stock warrants, net of offering costs	15,225,158	2	44,478	—	—		44,480
Exercise of stock options and purchases pursuant to employee stock purchase plan	23,416	—	17	—	—		17
Stock-based compensation expense	—	—	1,778	—	—		1,778
Unrealized gain on investments	—	—	—	2	—		2
Net loss	—	—	—	—	(10,056)		(10,056)
Balance at September 30, 2025	63,151,789	$7	$511,166	$3	$(417,936)	—	$93,240
See accompanying notes to unaudited interim condensed financial statements

SHATTUCK LABS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows used in operating activities
Net loss	$(55,123)	$(36,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,447	5,389
Depreciation	2,555	2,782
Loss on disposal of fixed assets	122	47
Net accretion of investments	(1,568)	(167)
Noncash operating lease expense	394	374
Noncash license revenue	—	(1,000)
Gain on lease modification	—	(105)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(883)	1,638
Other assets	(22)	91
Accounts payable	1,821	(1,257)
Accrued expenses and other current liabilities	3,885	(2,324)
Non-current operating lease liabilities	(707)	(644)
Net cash used in operating activities	(41,079)	(31,392)
Cash flows used in investing activities
Maturities of investments	65,691	15,600
Purchases of investments	(174,871)	(43,416)
Purchase of property and equipment	(191)	(71)
Net cash used in investing activities	(109,371)	(27,887)
Cash flows provided by financing activities
Proceeds from sale of common stock, pre-funded warrants and common stock warrants, net of offering costs	100,688	44,480
Proceeds from exercise of common stock warrants	56,945	—
Proceeds from the exercises of stock options and purchases pursuant to employee stock purchase plan	652	25
Taxes paid related to net share settlement of equity awards	(269)	(65)
Net cash provided by financing activities	158,016	44,440
Net increase (decrease) in cash and cash equivalents	7,566	(14,839)
Cash and cash equivalents, beginning of period	54,192	57,387
Cash and cash equivalents, end of period	$61,758	$42,548
Supplemental disclosures of noncash financial activities:
Unrealized loss on investments	$68	$1
Changes in lease balances resulting from lease modification	$678	$—

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
Liquidity
The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $485.7 million as of September 30, 2026. The Company anticipates incurring additional losses and negative cash flows from operations until such time, if ever, that it can generate significant sales of its product candidates currently in development, and is highly dependent on its ability to find additional sources of funding in the form of licensing of its technology, collaboration agreements and/or public and private debt and equity financings. Adequate additional funding may not be available to the Company on acceptable terms, or at all. The failure to raise funds as and when needed could have a negative impact on the Company’s financial condition and ability to pursue its clinical operations, research and development and commercialization of its product candidates. Management believes that the Company’s cash and cash equivalents and short-term investments of $196.3 million as of September 30, 2026 are sufficient to fund projected operations of the Company for at least the next twelve months following the date these financial statements are issued.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Unaudited Interim Condensed Financial Statements
In the opinion of management, the accompanying interim financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates, and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position, results of operations, statements of changes in stockholders’ equity, and cash flows for the interim periods presented. Operating results for interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The interim financial statements presented herein do not contain all required disclosures under GAAP for annual financial statements. The accompanying unaudited interim condensed financial statements should be read in conjunction with the annual audited financial statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and short-term investments. The Company maintains its cash and cash equivalents at an accredited financial institution in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s short-term investments consist of U.S. Treasury securities that management believes protect the Company from risk of default and impairment of value.
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
Cash and Cash Equivalents
The Company considers all demand deposits with financial institutions and all highly liquid investments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consisted of $3.8 million held in operating accounts, $28.0 million held in money market funds, and $30.0 million in U.S. government securities as of September 30, 2026, and $1.9 million held in operating accounts and $52.3 million held in money market funds as of December 31, 2025.
Investments
The Company's short-term investments consist of highly rated U.S. Treasury securities and have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices. Management determines the appropriate classification of its investment securities at the time of purchase. The Company may hold securities with stated maturities greater than one year. All available-for-sale securities are considered available to support current operations and are classified as current assets. Credit impairments for available-for-sale securities are recorded through an allowance rather than a direct write-down of the security and are recorded through a charge to the statements of operations and comprehensive loss. Unrealized gains or losses not related to credit impairments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The Company reviews available-for-sale debt securities for impairments related to credit losses and other factors each quarter.
The Company has a long-term related party investment in preferred stock of a privately held company. The investment is accounted for under Accounting Standards Codification ("ASC") 321, Investments in Equity Securities, and is classified as a long-term asset in the accompanying balance sheet as it is not expected to be liquidated within one year. For investments that do not have a readily determinable fair value, the Company applies the measurement alternative, whereby the investment is carried at cost, adjusted for observable price changes in orderly transactions for identical or similar securities of the same issuer and impairment losses, if any.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for indications of possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amounts to the future undiscounted cash flows attributable to these assets. An impairment loss is recognized to the extent an asset group is not recoverable and the carrying amount exceeds the projected discounted future cash flows arising from these assets. There were no impairments of long-lived assets for the three and nine months ended September 30, 2026 and 2025.
Leases
The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The classification of the Company's leases as operating or finance leases, along with the initial measurement and recognition of the associated ROU assets and lease liabilities, are performed at the lease commencement date. The measurement of lease liabilities is based on the present value of future lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The ROU asset is based on the measurement of the lease liability and also includes any lease payments made prior to or on lease commencement and excludes lease incentives and initial direct costs incurred, as applicable. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company's operating leases is recognized on a straight-line basis over the lease term. Operating lease ROU assets and long-term operating lease liabilities are presented separately and operating lease liabilities payable in the next 12 months are recorded in accrued expenses and other current liabilities. The Company has elected to not apply the recognition requirement of ASC 842, Leases, of the Financial Accounting Standards Board (“FASB”) to leases with a term of 12 months or less for all classes of assets.
Commitments and Contingencies
The Company follows ASC 450-20, Contingencies, to report accounting for contingencies. Certain conditions may exist as of the date the condensed financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
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
Revenue Recognition
Collaboration revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Arrangements with collaborators may include licenses to intellectual property, research and development services, manufacturing services for clinical and commercial supply, and participation on joint steering committees. The Company evaluates the promised goods or services in the contract to determine which promises, or group of promises, represent performance obligations. In contemplation of whether a promised good or service meets the criteria required of a performance obligation, the Company considers the stage of development of the underlying intellectual property, the capabilities and expertise of the customer relative to the underlying intellectual property and whether the promised goods or services are integral to or dependent on other promises in the contract. When accounting for an arrangement that contains multiple performance obligations, the Company must develop judgmental assumptions, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success to determine the standalone selling price for each performance obligation identified in the contract.
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
The Company’s collaboration revenue arrangements may include the following:
Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
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
License Revenue: License revenue is generated from granting third parties rights to certain of the Company’s intellectual property, including research, development, and commercialization of specified product candidates. The Company evaluates each licensing arrangement to determine whether the license is distinct from other promised goods or services and whether the arrangement includes multiple performance obligations. If an arrangement includes multiple performance obligations, the transaction price is allocated to each performance obligation based on relative standalone selling prices. Up-front payments, including non-refundable license fees, are recognized as revenue when the underlying performance obligation is satisfied. Milestone payments that are contingent on the occurrence of a future event are included in the transaction price only when it is probable that a significant reversal of cumulative revenue will not occur. Sales-based royalties, including milestone payments based on a level of sales, are recognized as revenue when the subsequent sales occur.
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
Net Loss Per Share
Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Basic shares outstanding include the weighted average effect of the Company’s outstanding 81,432,635 pre-funded warrants as of September 30, 2026, the exercise of which requires nominal consideration for the delivery of an equal number of shares of common stock. Diluted loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as redeemable convertible preferred stock or convertible notes, if any, stock options and unvested shares of restricted stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding as they would be anti-dilutive:

	As of September 30,
	2026	2025
Stock options	13,927,935	8,481,616
Unvested restricted stock units	583,828	481,177
Common stock warrants	—	52,635,346
Total	14,511,763	61,598,139
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive income (loss) is comprised of the net loss and unrealized gains and losses on short-term investments.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. The Company has retrospectively adopted this ASU in the financial statements for the year ended December 31, 2025.
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
3. Investments
The following table represents the Company’s available-for-sale investments by major security type (amounts in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Loss	Total Fair Value
Investments:
U.S. government securities	$134,615	$(62)	$134,553
Cash equivalents:
U.S. government securities	30,004	—	30,004
Money market fund	27,978	—	27,978
Total	$192,597	$(62)	$192,535

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Total Fair Value
Investments:
U.S. government securities	$23,867	$6	$23,873
Cash equivalents:
Money market fund	52,270	—	52,270
Total	$76,137	$6	$76,143
The Company's money market funds are valued using Level 1 inputs and the Company's U.S. government securities are valued using Level 2 inputs. U.S. government securities outstanding as of December 31, 2025 matured in January 2026. There were no impairments of U.S. government securities or money market funds for the three and nine months ended September 30, 2026 and the year ended December 31, 2025.
The Company has a related party investment in a private company’s preferred stock. The Company did not identify any impairment indicators or observable price changes for this investment as of September 30, 2026. The Company had no other investments held at September 30, 2026 other than those included in the table above and the related party investment in a private company's preferred stock.
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (amounts in thousands):

	September 30, 2026	December 31, 2025
Research contract costs	$5,358	$1,111
Compensation and related benefits	2,320	2,767
Operating lease liabilities	897	837
Other	261	236
Total accrued expenses and other current liabilities	$8,836	$4,951
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
In February 2026, the Company entered into an amendment to extend the term of its lease for the Austin, Texas office location. The amendment extended the non-cancelable lease term to December 31, 2029 and increased the total contractual lease payments due over the revised lease term. In accordance with ASC 842, Leases, the Company remeasured the existing lease liability as of the modification date and, as a result, recorded an increase to the ROU asset and liability of $0.7 million during the nine months ended September 30, 2026.
There have been no other material changes in the Company's operating leases as compared to the operating leases disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Litigation
From time to time, the Company may become involved in various legal actions arising in the ordinary course of business. As of September 30, 2026, the Company was not aware of any existing, pending, or threatened legal actions that would have a material impact on the financial position, results of operations, or cash flows of the Company.

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
6. Related Party License Revenue
In August 2025, the Company granted Kayak Therapeutics, Inc. ("Kayak") an exclusive license (the "Kayak Agreement") to its oncology-focused TRIM7 program. Pursuant to the Kayak Agreement, as the up-front consideration, the Company received preferred stock in Kayak with a fair market value of $1.0 million and recognized that consideration as license revenue. The Company also subleases certain lab space, office space, and lab equipment to Kayak. The sublease was renewed in August 2026 for one year and total consideration of $0.3 million. In November 2025, an officer of the Company was elected to the board of directors of Kayak and as a result, Kayak became a related party. Payments received pursuant to the sublease for the three and nine months ended September 30, 2026 were $0.1 million and $0.2 million, respectively, and were recorded as a reduction to research and development expenses.
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
7. Equity
The Company is authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock, all with a par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share on all matters submitted to a vote of stockholders. The Company’s common stock is not entitled to preemptive rights, and is not subject to conversion, redemption, or sinking fund provisions. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will receive ratably any dividends declared by the Company’s board of directors (“Board”) out of funds legally available. In the event of the Company’s liquidation, dissolution, or winding-up, the holders of the Company’s common stock will be entitled to share ratably in all assets remaining after payment of or provision for any liabilities. During the periods presented, no common stock dividends had been declared by the Board. As of September 30, 2026, none of the 10,000,000 authorized shares of preferred stock were outstanding, and the Company has no present plans to issue any shares of preferred stock.
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
In August 2025, the Company issued and sold 15,225,158 shares of common stock, pre-funded warrants to purchase up to 37,410,188 shares of common stock, and accompanying common stock warrants to purchase up to 52,635,346 shares of common stock or pre-funded warrants ("2025 Financing") in a private placement offering with certain institutional accredited investors. The purchase price of each share of common stock and accompanying common stock warrant was $0.8677, and the purchase price of each pre-funded warrant and accompanying common stock warrant was $0.8676, which was the purchase price per share of common stock and accompanying common stock warrant, minus the $0.0001 per share exercise price of the pre-funded warrants. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to beneficial ownership limitations of between 4.99% to 9.99%, as applicable, on a post-exercise basis. Two beneficial owners of 10% or more of the Company's common stock participated in the private placement offering with the same terms as all other participants in the offering. Together, the beneficial owners purchased 8,963,785 pre-funded warrants in lieu of common stock and received accompanying common stock warrants to purchase an additional 8,963,785 shares of common stock.
Each common stock warrant had an exercise price of $1.0846 and was exercisable at any time after the date of issuance for one share of common stock or pre-funded warrant in lieu thereof. The common stock warrants expired on the 30th day following the date on which the data from the single ascending dose and multiple ascending dose portions of the Company’s Phase 1 clinical trial of SL-325, including receptor occupancy and safety data, and the design of the planned Phase 2 clinical trial(s) were announced publicly. During the nine months ended September 30, 2026, there were 52,507,292 common stock warrants exercised for gross proceeds of $56.9 million in exchange for 45,805,922 pre-funded warrants with an exercise price of $0.0001 and 6,701,370 shares of common stock. As of September 30, 2026, all common stock warrants were exercised.
In January 2026, the Company entered into a sales agreement (the “Sales Agreement”) with Leerink Partners, LLC (the “Sales Agent”), pursuant to which it may offer and sell up to $75.0 million of shares of its common stock from time to time through an at-the-market offering facility (the “ATM Facility”). The Sales Agent is generally entitled to compensation at a commission equal to up to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. In January 2026, the Company sold 5,000,000 shares of common stock for $4.28 per share for gross proceeds of $21.4 million through the ATM Facility. There have not been any other sales pursuant to the ATM Facility.
In June 2026, the Company issued and sold 13,691,876 shares of common stock and pre-funded warrants to purchase up to 7,870,624 shares of common stock ("2026 Financing"), in a public offering. The purchase price of each share of common stock was $4.00 and the purchase price of each pre-funded warrant was $3.9999, which was the purchase price per share of common stock, minus the $0.0001 per share exercise price of the pre-funded warrants. Each pre-funded warrant may be exercised for one share of common stock, is immediately exercisable, does not expire, and is subject to beneficial ownership limitations of between 4.99% to 9.99% on a post-exercise basis.
The following table represents the Company’s pre-funded warrants by round of financing:

	2023 Financing	2025 Financing	2026 Financing	Total
Outstanding at December 31, 2025	3,100,823	37,410,188	—	40,511,011
New pre-funded warrants issued	—	—	7,870,624	7,870,624
Common stock warrants exercised into pre-funded warrants	—	45,805,922	—	45,805,922
Exercised for common stock	(672,119)	(12,082,803)	—	(12,754,922)
Outstanding at September 30, 2026	2,428,704	71,133,307	7,870,624	81,432,635
8. Stock-Based Compensation and Employee Benefit Plans
Amended and Restated 2020 Equity Incentive Plan
In September 2020, the Company adopted the 2020 Equity Incentive Plan which, as of the adoption date, replaced the 2016 Stock Incentive Plan. This plan was amended and restated in May 2026 (as amended and restated, the "2020 Plan") and an additional 1,691,082 shares were added to the share reserve. Under the 2020 Plan, the share reserve automatically increases on January 1st of each year beginning in 2027 and ending with a final increase on January 1, 2030 in an amount equal to 4% of the Company’s outstanding shares of common stock, shares of common stock underlying unexercised pre-funded warrants, and shares of common stock underlying any outstanding preferred stock (determined on an as-converted basis). The Board may provide that there will be no increase in the share reserve for any such year or that the increase in the share reserve may be smaller than would otherwise occur. On January 1, 2026, the share reserve automatically increased by 2,531,194 shares. As of September 30, 2026, there were 2,237,251 shares available for future grants. The 2020 Plan permits the granting of options, stock appreciation rights, RSUs, performance stock, and performance cash awards. The terms of the agreements under the 2020 Plan are determined by the Board. The Company’s awards generally vest over four years and have a term of 10 years.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) became effective in October 2020. Eligible employees may purchase shares of common stock under the 2020 ESPP at 85% of the lower of the fair market value of the Company’s common stock as of the first or the last day of each offering period. Employees are limited to contributing 15% of the employee’s eligible compensation and may not purchase more than $25,000 of stock during any calendar year or more than 2,000 shares during any one purchase period. The 2020 ESPP share reserve automatically increases on January 1st of each calendar year, for ten years, commencing on January 1, 2021, in an amount equal to 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The Board may act prior to January 1st of a given year to provide that there will be no January 1st increase of the share reserve for such year or that the increase in the share reserve for such year will be a smaller number of shares of common stock than would otherwise occur pursuant to the preceding sentence. The Board elected not to increase the share reserve for the ESPP on January 1, 2026. As of September 30, 2026, there were 1,581,736 shares available for future purchases. There were 17,302 and 23,416 shares issued under the Company’s 2020 ESPP during the three months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, the Company issued 48,218 and 30,275 shares of common stock, respectively, for aggregate cash proceeds of less than $0.1 million.
Summary of Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the following expense categories of its accompanying unaudited interim condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,242	$669	$3,353	$2,224
General and administrative	2,057	1,109	5,094	3,165
Total stock-based compensation	$3,299	$1,778	$8,447	$5,389
Stock Options
The following table summarizes option activity under the 2020 Plan for the nine months ended September 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Balance at December 31, 2025	8,648,715	$5.25	7.06
Granted	5,684,400	5.01
Exercised	(203,754)	2.78
Forfeited	(201,426)	7.00
Balance at September 30, 2026	13,927,935	$5.16	7.61
Vested and expected to vest	7,606,515	$4.28	8.98
Exercisable at the end of the period	5,619,306	$6.44	5.56
Options granted during the nine months ended September 30, 2026 and 2025 had weighted-average grant-date fair values of $4.21 and $0.94 per share, respectively. As of September 30, 2026, the unrecognized compensation cost for options issued was $24.7 million and will be recognized over an estimated weighted-average amortization period of 1.46 years. The total intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $0.8 million and $0.0 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2026 was $15.4 million.

Restricted Stock Units
The following table summarizes employee RSU activity for the nine months ended September 30, 2026:

	Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2025	481,177	$8.15
Granted	316,000	4.75
Released	(210,488)	7.59
Forfeited	(2,861)	5.93
Balance at September 30, 2026	583,828	$6.52
The Company recognized $0.4 million and $1.1 million of stock-based compensation expense related to RSUs for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the unrecognized compensation cost for RSUs issued was $2.7 million and will be recognized over an estimated weighted-average amortization period of 1.14 years. The fair values of RSUs are based on the fair value of the Company’s common stock on the date of the grant.
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

The grant-date fair value of options calculated using the Black-Scholes option pricing model granted under the Company’s 2020 Plan were estimated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected term - years	6.03	5.96
Expected volatility	109.5%	102.3%
Risk-free interest rate	3.9%	4.3%
Expected dividends	—	—
The grant-date fair value of shares issued calculated using the Black-Scholes option pricing model under the Company’s 2020 ESPP were estimated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected term - years	0.50	0.50
Expected volatility	108.0%	107.8%
Risk-free interest rate	4.1%	4.7%
Expected dividends	—	—
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

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	Three Months Ended September 30,
	2026	2025
Revenue	$—	$1,000
Operating expenses:
Research and development:
SL-325	8,972	2,455
SL-846[1]	5,175	—
Other research and development[2]	3,470	2,266
Research and development non-equity compensation	2,707	2,229
Research and development equity compensation	1,242	668
Total research and development	21,566	7,618
General and administrative expenses:
General and administrative non-equity compensation	1,413	1,288
General and administrative equity compensation	2,057	1,109
Other general and administrative including legal and accounting fees, facilities, insurance, travel and depreciation	2,010	1,701
Total general and administrative	5,480	4,098
Expense from operations	27,046	11,716
Loss from operations	(27,046)	(10,716)
Other income	1,843	660
Net loss	$(25,203)	$(10,056)
1 Expenses for SL-846 that were incurred prior to nomination as a product candidate are included in “other research and development.”
2 Other research and development expense includes technical operations expense of $2.0 million and $0.6 million, research activities for other pipeline compounds and facility expenses of $0.7 million and $0.8 million, and depreciation expense of $0.8 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively.

The following table sets forth information about the Company’s single reportable segment and the significant expenses reviewed by the CODM, including a reconciliation to net loss (in thousands):

	Nine Months Ended September 30,
	2026	2025
Revenue	$—	$1,000
Operating expenses:
Research and development:
SL-325	17,639	7,289
SL-846[1]	7,388	—
Other research and development[2]	8,383	9,751
Research and development non-equity compensation	7,450	6,955
Research and development equity compensation	3,353	2,223
Total research and development	44,213	26,218
General and administrative expenses:
General and administrative non-equity compensation	4,235	4,005
General and administrative equity compensation	5,094	3,166
Other general and administrative including legal and accounting fees, facilities, insurance, travel and depreciation	5,204	5,748
Total general and administrative	14,533	12,919
Expense from operations	58,746	39,137
Loss from operations	(58,746)	(38,137)
Other income	3,623	1,921
Net loss	$(55,123)	$(36,216)
1 Expenses for SL-846 that were incurred prior to nomination as a product candidate are included in “other research and development.”
2 Other research and development expense includes technical operations expense of $4.7 million and $1.7 million, research activities for other pipeline compounds and facility expenses of $1.3 million and $2.8 million, and depreciation expense of $2.4 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively.

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
In the third quarter of 2026, we initiated RECEPTIVE-CD1, an international, randomized, placebo-controlled, double-blinded Phase 2b clinical trial evaluating SL-325 in patients with Crohn’s disease (“CD”). In this study, approximately 232 patients with moderately-to-severely active Crohn’s disease (CDAI score between 220-450) are expected to be randomized 1:1:1:1 to receive high-dose SL-325, middle-dose SL-325, low-dose SL-325 or placebo. The induction phase of treatment is expected to be 12 weeks, followed by a 38-week maintenance period, and patients will also be eligible for a long-term extension study thereafter using a treat-through design. Patients who are randomized to the placebo arm during induction will be eligible to switch to high-dose SL-325 after the 12-week induction period. The primary endpoint of the study is endoscopic response at 12 weeks, and the key secondary endpoint is clinical remission. Data from the induction portion of the trial are expected in the first half of 2028.
We expect to initiate RECEPTIVE-HS1, an international, randomized, placebo-controlled, double-blinded Phase 2b clinical trial evaluating SL-325 in patients with hidradenitis suppurativa ("HS") in the fourth quarter of 2026. In this study, approximately 150 patients with moderate to severe HS are expected to be randomized 1:1:1 to receive high-dose SL-325, low-dose SL-325 or placebo. The primary treatment phase is expected to be 16 weeks, followed by a 36-week extension period. Patients who are randomized to the placebo arm will be eligible to switch to SL-325 after the 16-week primary treatment phase. The primary endpoint of the study is HiSCR50 at 16 weeks, and the key secondary endpoints include HiSCR75. Data from the 16-week primary treatment portion of the trial are expected in the first half of 2028.
We believe that SL-325 could demonstrate superior efficacy to TL1A blocking antibodies in the RECEPTIVE-CD1 and RECEPTIVE-HS1 studies as a result of two key advantages. First, TL1A blocking antibodies reported anti-drug antibody formation in 48-82% of subjects in similarly designed Phase 1 clinical trials whereas SL-325 had an ADA rate of 3.7%. In subsequent Phase 2 clinical trials, the leading TL1A blocking antibodies (tulisokibart, duvakitug and afimkibart) all demonstrated potentially best-in-disease clinical remission rates at the time of induction, however the absolute number of patients in clinical remission did not increase between induction and maintenance. We believe that this limitation is due to the underlying immunogenicity of anti-TL1A antibodies, leading to accelerated drug clearance and secondary non-response over time. Because SL-325 has a superior immunogenicity profile, we believe that improved remission rates could be observed both at the induction and maintenance time points relative to the TL1A class.
Second, DR3 is a more stably expressed target than TL1A. The complete and durable inhibition of TL1A binding observed in our Phase 1 study, at low doses of SL-325 is distinct from what has been reported for TL1A blocking antibodies. Instead, TL1A blocking antibodies lead to multi-log increases in the serum concentration of total TL1A, which may contribute to persistent signaling and incomplete suppression of DR3 activation, particularly in tissues. The RECEPTIVE-CD1 and RECEPTIVE-HS1 studies may provide evidence that, in addition to an immunogenicity advantage, SL-325 could provide enhanced efficacy relative to TL1A blocking antibodies as a result of more complete suppression of DR3 activation.
We may also evaluate SL-325 in other inflammatory and immune-mediated diseases where the DR3/TL1A axis is implicated.

SL-846: Our Dual DR3 and IL-23 Receptor Blocking Bispecific Antibody
SL-846 is our lead bispecific product candidate and is designed to simultaneously bind to DR3 and to IL-23 receptors, blocking the interaction with TL1A and IL-23, respectively, while avoiding the risk of immune complex formation and resulting ADA challenges of the TL1A-based bispecifics.
SL-846 is an Fc-silenced, half-life extended, IgG1 bispecific antibody. Preclinical data demonstrated that SL-846 was equipotent, or more potent, than sequence equivalents of risankizumab and icotrokinra controls in multiple in vitro and cell-based potency assays. We have completed the in-life portion of a GLP acute and chronic toxicology study in cynomolgus macaques investigating the safety, PK, RO and immunogenicity profile of SL-846.
As seen with TL1A directed monoclonal antibodies, two third-party TL1A-directed bispecific antibodies, AMG966 and RO7837195, have also demonstrated nearly 100% ADA formation following a single dose in Phase 1 clinical trials. The mechanism of ADA formation was reported to be secondary to immune complex formation for AMG966, which we believe could also be true for RO7837195. Both of these antibodies utilized monovalent, ‘1x1’, bispecific antibody formats, similar to other TL1A-directed bispecific antibodies which are continuing in clinical development, including XmAb412 and CLD-423. The emerging clinical data from TL1A-directed bispecific antibodies is similar to the prior failure of TNFα-directed bispecific antibodies, which we believe is because both TNFα and TL1A are soluble trimeric proteins found in the blood, and cause immunogenicity secondary to immune complex formation. We expect our DR3-directed bispecific antibodies to be less immunogenic than TL1A-directed bispecifics. DR3 may thus provide a differentiated target in a bispecific antibody format, potentially providing advantages over TL1A-directed bispecific antibodies. Additionally, development of bispecific antibodies may enable more efficient clinical development than is expected for multi-antibody coformulations, and may avoid some of the challenges associated with potential immunogenicity in certain coformulations.
In October 2026 we shared additional preliminary preclinical data, including data from our chronic toxicology study in non-human primates for SL-846, at the United European Gastroenterology Week conference. We expect to initiate a Phase 1 clinical trial and share initial Phase 1 clinical data for SL-846 in 2027.
In addition to SL-846, we have additional bispecific antibodies in preclinical development.
Overview of Operations
For the nine months ended September 30, 2026 and 2025, our net loss was $55.1 million and $36.2 million, respectively. We have not been profitable since inception, and as of September 30, 2026, we had an accumulated deficit of $485.7 million and cash and cash equivalents and short-term investments of$196.3 million. We expect to continue to incur significant expenses and operating losses in the near term in connection with our ongoing activities, as we:
•initiate and advance through Phase 2 clinical development for our lead product candidate, SL-325, in Crohn's disease and HS;
•initiate Phase 2 clinical development for SL-325 in additional potential indications, if any;
•initiate additional nonclinical studies and clinical trials for SL-846, including our planned Phase 1 clinical trial;
•initiate nonclinical studies and clinical trials for any additional product candidates that we may identify in the future, including other potential DR3 based bispecific antibodies targeting DR3 together with another biologically relevant target;
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
Components of Our Results of Operations
Operating Expenses
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

The following table summarizes our research and development expenses by product candidate:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
	(unaudited)		(unaudited)
SL-325	$8,972	$2,455	$17,639	$7,289
SL-846(1)	5,175	—	7,388	—
Other pipeline compounds	1,459	574	2,794	4,967
Internal costs, including personnel related benefits, facilities and depreciation	5,960	4,589	16,392	13,962
Total research and development expenses	$21,566	$7,618	$44,213	$26,218
1    Expenses for SL-846 that were incurred prior to nomination as a product candidate are included in “other pipeline compounds”.
Research and development activities are central to our business model. We are focused on the preclinical and clinical development of SL-325 and SL-846 and other DR3 targeted assets, including SL-425, and conducting additional research on other potential product candidates. Product candidates in earlier stages of development generally have lower development costs than those in later stages of development. We have initiated a Phase 2 clinical trial of SL-325 in patients with Crohn's disease. In addition, we expect to initiate a Phase 2 clinical trial of SL-325 in patients with HS in the fourth quarter of 2026, and we expect to advance SL-846 into Phase 1 clinical development in 2027. Accordingly, we expect an increase in research and development expenses year-over-year, as we incur incremental clinical trial expenses, including the manufacturing of clinical trial material to support these Phase 2 clinical trials, manufacturing process development for Phase 3 readiness, and additional costs associated with commensurate increases in our workforce to support these efforts.
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
If any of our current product candidates, including SL-325 or SL-846, or future product candidates, continues to advance through clinical development, or obtains regulatory approval, we expect that we would incur increased expenses associated with building the appropriate general and administrative support for our increased research and development activities, and building a sales and marketing team.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table sets forth our results of operations for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	Dollar	Percentage
	(unaudited)
Related party license revenue	$—	$1,000	$(1,000)	(100.0)%
Operating expenses:
Research and development	21,566	7,618	13,948	183.1%
General and administrative	5,480	4,098	1,382	33.7%
Loss from operations	(27,046)	(10,716)	(16,330)	152.4%
Other income	1,843	660	1,183	179.2%
Net loss	$(25,203)	$(10,056)	$(15,147)	150.6%
Related Party License Revenue
Related party license revenue decreased by $1.0 million, or 100.0%, to $0.0 million for the three months ended September 30, 2026 from $1.0 million for the three months ended September 30, 2025. The decrease in related party license revenue was a result of license revenue recognized pursuant to the Kayak Agreement of $1.0 million in 2025.
Research and Development Expense
Research and development expenses increased by $13.9 million, or 183.1%, to $21.6 million for the three months ended September 30, 2026 from $7.6 million for the three months ended September 30, 2025. The increase in research and development expenses was primarily a result of an increase of $12.7 million in clinical, nonclinical, and development expenses for SL-325 and SL-846, and an increase of $1.1 million in compensation and related benefit expenses due to additional headcount primarily to support Phase 2 clinical trials of SL-325.
General and Administrative Expense
General and administrative expenses increased by $1.4 million, or 33.7%, to $5.5 million for the three months ended September 30, 2026 from $4.1 million for the three months ended September 30, 2025. The increase was primarily a result of an increase in stock-based compensation of $0.9 million.

Other Income
Other income increased by $1.2 million, or 179.2%, to $1.8 million for the three months ended September 30, 2026 from $0.7 million for the three months ended September 30, 2025. The increase was a result of increased investments and funds held in our money market accounts as a result of our recent financings.
Results of Operations
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table sets forth our results of operations for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Dollar	Percentage
	(unaudited)
Related party license revenue	$—	$1,000	$(1,000)	(100.0)%
Operating expenses:
Research and development	44,213	26,218	17,995	68.6%
General and administrative	14,533	12,919	1,614	12.5%
Loss from operations	(58,746)	(38,137)	(20,609)	54.0%
Other income	3,623	1,921	1,702	88.6%
Net loss	$(55,123)	$(36,216)	$(18,907)	52.2%
Related Party License Revenue
Related party license revenue decreased by $1.0 million, or 100.0%, to $0.0 million for the nine months ended September 30, 2026 from $1.0 million for the nine months ended September 30, 2025. The decrease in related party license revenue was a result of license revenue recognized pursuant to the Kayak Agreement of $1.0 million in 2025.
Research and Development Expense
Research and development expenses increased by $18.0 million, or 68.6%, to $44.2 million for the nine months ended September 30, 2026 from $26.2 million for the nine months ended September 30, 2025. The increase in research and development expenses was primarily due to an increase of $16.3 million in expenses related to clinical, nonclinical and development activities for SL-325 and SL-846, and an increase of $1.6 million in compensation and related benefits due to additional headcount to support Phase 2 clinical trials in SL-325 and development of SL-846.
General and Administrative Expense
General and administrative expenses increased by $1.6 million, or 12.5%, to $14.5 million for the nine months ended September 30, 2026 from $12.9 million for the nine months ended September 30, 2025. The increase is primarily attributable to a $2.2 million increase in stock-based compensation, partially offset by a $0.8 million reduction in patent prosecution fees associated with legacy products.
Other Income
Other income increased by $1.7 million, or 88.6%, to $3.6 million for the nine months ended September 30, 2026 from $1.9 million for the nine months ended September 30, 2025. The increase was primarily a result of increased balances in investments and funds held in our money market accounts as a result of our recent financings.
Liquidity and Capital Resources
Since our inception, our primary sources of liquidity have been generated by sales of our common stock, pre-funded warrants, common stock warrants, convertible preferred stock, convertible notes, and through collaboration agreements. As of September 30, 2026, we had an accumulated deficit of $485.7 million and cash and cash equivalents and short-term investments of $196.3 million.
In August 2025, we issued and sold 15,225,158 shares of common stock, pre-funded warrants to purchase up to 37,410,188 shares of common stock, and accompanying common stock warrants to purchase up to 52,635,346 shares of common stock for gross proceeds of $45.7 million. As of September 30, 2026, all common stock warrants were exercised for cumulative gross proceeds of $57.1 million.
In January 2026, we entered into a sales agreement (the “Sales Agreement”) with Leerink Partners, LLC (the “Sales Agent”), pursuant to which we may offer and sell up to $75.0 million of shares of our common stock from time to time through our ATM Facility. The Sales Agent is generally entitled to compensation at a commission equal to up to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. For the nine months ended September 30, 2026, we sold 5,000,000 shares of common stock at $4.28 per share for gross proceeds of $21.4 million.
In June 2026, we issued and sold 13,691,876 shares of common stock, including the full exercise of the underwriters' option to purchase an additional 2,812,500 shares, and pre-funded warrants to purchase up to 7,870,624 shares of common stock, in a public offering for gross proceeds of $86.2 million. The purchase price of shares of common stock was $4.00 and the purchase price of each pre-funded warrant was $3.9999, which was the purchase price per share of common stock less the $0.0001 per share exercise price of the pre-funded warrants.
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
We believe that our cash, cash equivalents and short-term investments as of September 30, 2026 are sufficient to fund projected operations into 2029.
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
	(unaudited)
Net cash used in operating activities	$(41,079)	$(31,392)
Net cash used in investing activities	(109,371)	(27,887)
Net cash provided by financing activities	158,016	44,440
Net increase (decrease) in cash and cash equivalents	$7,566	$(14,839)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2026, net cash used in operating activities was $41.1 million and primarily reflected our net loss of $55.1 million, partially offset by net noncash operating charges of $9.3 million for stock-based compensation, depreciation expense, accretion of investments, and non-cash operating lease expense and $4.8 million in net changes to our operating assets and liabilities. We expect to continue to use cash in our operating activities as we conduct our clinical trials and nonclinical studies, incur costs of manufacturing clinical trial and nonclinical study materials, and continue development activities to optimize our manufacturing processes.
During the nine months ended September 30, 2025, net cash used in operating activities was $31.4 million and primarily reflected our net loss of $36.2 million and a $2.5 million net change in our operating assets and liabilities, partially offset by noncash charges of $7.3 million in stock-based compensation, depreciation expense, accretion of investments, and operating lease expense.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2026, net cash used in investing activities was $109.4 million, and primarily consisted of purchases of investments net of maturities of investments during the period.
During the nine months ended September 30, 2025, net cash used in investing activities was $27.9 million, as a result of purchase of investments net of maturities of investments during the period.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities was $158.0 million and primarily consisted of proceeds from the sale of common stock, pre-funded warrants and common stock warrants for $100.7 million, the exercise of common stock warrants for $56.9 million and the exercise of stock options and common stock purchased pursuant to the employee stock purchase plan for $0.7 million.
During the nine months ended September 30, 2025, net cash provided by financing activities was $44.4 million and was primarily the result of proceeds related to the sale of common stock, pre-funded warrants and common stock warrants.

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
Smaller Reporting Company Status
We qualify as a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are permitted to make use of certain reduced disclosure requirements in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and certain other filings.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on this evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of the year ending December 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or Section 16 officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.3	Form of Pre-Funded Warrant (incorporated by reference from Exhibit 4.1 to Shattuck's Current Report on Form 8-K filed on June 11, 2026 (Commission File No. 001-39593))

10.1	Master Services Agreement, dated February 25, 2026, by and between Shattuck Labs, Inc. and PSI CRO AG

31.1*	Certification of the principal executive officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of the principal financial officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1* (1)	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for this report, formatted in Inline XBRL (included in Exhibit 101)
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

Shattuck Labs, Inc.

Date: November 5, 2026	By:	/s/ Dr. Taylor Schreiber
Dr. Taylor Schreiber Chief Executive Officer (principal executive officer)

Date: November 5, 2026	By:	/s/ Andrew R. Neill
Andrew R. Neill Chief Financial Officer (principal financial and accounting officer)